Form 10-Q
period 1998-12-31
AKI HOLDING CORP
filed 1999-02-17
CIK 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number: 333-60991

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)


                  Delaware                                    74-2883163
        State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization                    Identification No.)

            1815 East Main Street
              Chattanooga, TN                                   37404
  (Address of principal executive offices)                    (Zip Code)



                                 (423) 624-3301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 10, 1999, 1,000 shares of common stock, $.01 par value, were outstanding.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                       Consolidated Condensed Balance Sheet

                              -    June 30, 1998
                              -    December 31, 1998 (unaudited)

                       Consolidated Condensed Statements of Operations

                              - October 1, 1997 through December 15, 1997 (Predecessor) (unaudited)
                              - December 16, 1997 through December 31, 1997 (Successor) (unaudited)
                              -    Three months ended December 31, 1998
                                   (Successor) (unaudited)
                              -    July 1, 1997 through December 15, 1997
                                   (Predecessor)
                              - December 16, 1997 through December 31, 1997 (Successor) (unaudited)
                              -    Six months ended December 31, 1998
                                   (Successor) (unaudited)

                       Consolidated Condensed Statements of Cash Flows

                              -    July 1, 1997 through December 15, 1997
                                   (Predecessor)
                              - December 16, 1997 through December 31, 1997 (Successor) (unaudited)
                              -    Six months ended December 31, 1998
                                   (Successor) (unaudited)

                       Consolidated Condensed Statement of  Changes in
                              Stockholder's Equity

                              -    Six months ended December 31, 1998
                                   (unaudited)

                       Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.          OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

  Item 1.      Financial Statements

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (dollars in thousands, except share information)

                                                   June 30,        December 31,
                                                     1998              1998
                                                --------------    --------------
                                                                    (unaudited)
ASSETS

Current assets

Cash and cash equivalents...................     $      3,842       $     7,151
Accounts receivable, net....................           13,577            17,557
Inventory...................................            2,078             4,738
Income tax refund receivable................            5,155               -
Prepaid expenses............................              378               145
Deferred income taxes.......................              827               827
                                                -------------       -----------

    Total current assets....................           25,857            30,418

Property, plant and equipment, net..........           18,936            19,083
Goodwill, net...............................          151,842           149,916
Intangible assets, net......................            7,289             6,925
Debt issuance costs, net....................            6,535             7,197
Deferred income taxes.......................            3,888             3,905
Other assets................................              200               202
                                                -------------       -----------

    Total assets............................          214,547           217,646
                                                =============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

Current portion of capital
 lease obligations..........................    $         609               656
Current portion of other notes payable......            1,330                -
Accounts payable, trade.....................            4,140             4,444
Accrued income taxes........................              100             1,127
Accrued interest............................              168             6,248
Accrued expenses............................            4,464             4,017
                                                 ------------        ----------

    Total current liabilities...............           10,811            16,492

Long-term portion of capital
 lease obligations..........................            1,489             1,702
Revolving credit line.......................              -                 -
Senior notes................................          115,000           115,000
Senior discount debentures..................           26,020            27,776
Deferred income taxes.......................            4,143             3,242
                                                -------------        ----------

    Total liabilities.......................          157,463           164,212
                                                -------------        ----------

Stockholder's equity

Common stock, $0.01 par, 1,000 shares
 authorized; 1,000 shares issued and
 outstanding at June 30, 1998 and
 December 31, 1998(unaudited)...............            -                     -
Additional paid-in capital..................           78,364            78,364
Accumulated deficit.........................           (5,493)           (9,259)
Accumulated other comprehensive income......              (57)               59
Carryover basis adjustment..................          (15,730)          (15,730)
                                                -------------        ----------

    Total stockholder's equity..............           57,084            53,434
                                                -------------        ----------

    Total liabilities and
     stockholder's equity...................    $     214,547        $  217,646
                                                =============        ==========

   The accompanying notes are an integral part of these financial statements.



                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly owned subsidiary of AHC I Acquisition Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (dollars in thousands)


                   Predecessor                   Successor                   Predecessor                     Successor
                -----------------   ------------------------------------  -----------------   --------------------------------------
                 October 1, 1997    December 16, 1997    Three Months       July 1, 1997      December 16, 1997       Six Months
                     through             through             Ended             through             through              Ended
                December 15, 1997   December 31, 1997  December 31, 1998  December 15, 1997   December 31, 1997   December 31, 1998
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------
                   (unaudited)         (unaudited)        (unaudited)                            (unaudited)         (unaudited)


Net sales......  $         13,258    $          2,791  $          20,437  $          35,186   $           2,791   $          44,461
Cost of goods
 sold..........             9,187               1,978             13,660             22,809               1,978              29,081
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Gross profit..             4,071                 813              6,777             12,377                 813              15,380

Selling,
 general and
 administrative
 expenses......             2,387                 483              3,294              5,703                 483               6,409
Amortization of
 goodwill and
 other
 intangibles...               258                 177              1,152                568                 177               2,303
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Income from
  operations...             1,426                 153              2,331              6,106                 153               6,668

Other expenses
  (income):
 Interest
  expense to
  stockholder(s)
  and affiliate               913                 739                -                2,143                 739                  -
 Interest
  expense to
  others,net...               282                  20              4,149                503                  20               8,245
 Management
  fees and
  other,net....                80                   -                 62                226                   -                 125
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Income (loss)
  before
  income taxes                151                (606)            (1,880)             3,234                (606)             (1,702)

Income tax
 expense
 (benefit).....               154                (163)              (301)             1,441                (163)                201
                -----------------   -----------------  -----------------  -----------------   -----------------   -----------------

 Net income
  (loss).......  $             (3)  $            (443) $          (1,579) $           1,793   $            (443)  $          (1,903)
                =================   =================  =================  =================   =================   =================





                             The accompanying notes are an integral part of these financial statements.





                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)

                                                                 Predecessor                    Successor
                                                              -----------------   -------------------------------------
                                                                July 1, 1997      December 16, 1997      Six Months
                                                                  through             through              Ended
                                                              December 15, 1997   December 31, 1997   December 31, 1998
                                                              -----------------   ------------------  -----------------
                                                                                     (unaudited)         (unaudited)

Cash flows from operating activities:

   Net income (loss).........................                 $           1,793   $           (443)   $         (1,903)
   Adjustments to reconcile net income
     (loss) to net cash provided
     by operating activities:
     Depreciation and amortization of
       goodwill and other intangibles........                             2,456                349               4,374
     Amortization of debt discount...........                               233                  6               1,756
     Amortization of debt issuance costs.....                               101                157                 329
     Deferred income taxes...................                              (460)              (163)               (918)
     Other...................................                               (18)               (19)                116
     Changes in operating assets and
       liabilities:
       Accounts receivable...................                             1,153               (366)             (3,980)
       Inventory.............................                                69                189              (2,660)
       Prepaid expenses, deferred charges
         and other assets....................                               (62)              (273)               (773)
       Income taxes..........................                               699                 -                6,182
       Accounts payable and accrued expenses.                            (1,036)            (6,472)              5,937
                                                              -----------------   ------------------  -----------------

       Net cash provided by (used in)
         operating activities................                             4,928             (7,035)              8,460
                                                              -----------------   ------------------  -----------------

Cash flows from investing activities:

   Purchases of equipment....................                              (807)               (91)             (1,657)
   Payments for acquisitions, net of cash
     acquired................................                                -            (134,153)                 -
                                                              -----------------   ------------------  -----------------

       Net cash used in investing
         activities..........................                              (807)          (134,244)             (1,657)

                                                              -----------------   ------------------  -----------------

Cash flows from financing activities:

   Payments under capital leases
     for equipment...........................                              (249)               (24)               (301)
   Net proceeds (repayments) on
     line of credit..........................                             2,362             (6,700)                  -
   Proceeds from issuance of senior increasing
     rate notes, net of offering costs........                               -             119,735                   -
   Proceeds from issuance of common stock.....                               -              76,000                   -
   Redemption of preferred stock..............                               -              (8,678)                  -
   Repayment of loans payable to stockholder..                           (1,851)           (36,649)                  -
   Repayment of other notes payable...........                              (50)                -               (1,330)
   Dividends paid on preferred stock..........                             (155)              (128)                  -
   Dividend paid to AHC I Acquisition Corp....                               -                  -               (1,863)
                                                              -----------------   ------------------  -----------------

       Net cash provided by (used in)
         financing activities..................                              57            143,556              (3,494)
                                                              -----------------   ------------------  -----------------

Net increase in cash and cash
  equivalents..................................                           4,178              2,277               3,309
Cash and cash equivalents, beginning of period.                             303                 -                3,842
                                                              -----------------   ------------------  -----------------

Cash and cash equivalents, end of period.......               $           4,481     $        2,277    $          7,151
                                                              =================   ==================  =================


                             The accompanying notes are an integral part of these financial statements.





                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                                       (dollars in thousands)

                                                                 Predecessor                    Successor
                                                              -----------------   -------------------------------------
                                                                July 1, 1997      December 16, 1997      Six Months
                                                                  through             through              Ended
                                                              December 15, 1997   December 31, 1997   December 31, 1998
                                                              -----------------   ------------------  -----------------
                                                                                     (unaudited)         (unaudited)

Supplemental information:

   Cash paid (received) during the period for:
     Interest to stockholder(s)................               $           1,146     $           -      $             -
     Interest, other...........................                             459                  3                  89
     Income taxes..............................                           1,222                 -               (5,062)


Significant non-cash activities:

   Assets acquired under capital lease.........               $              -     $           -       $           561


                             The accompanying notes are an integral part of these financial statements.






                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                 CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                       (dollars in thousands)



                                                                                               Accumulated
                                              Common Stock          Additional                    Other         Carryover
                                           --------------------      Paid-in      Retained    Comprehensive       Basis
                                           Shares       Dollars      Capital      Earnings        Income       Adjustment    Total
                                           -------      -------    ------------  ----------  ---------------   -----------  --------


Balances, June 30, 1998................      1,000      $   -      $     78,364  $  (5,493)  $          (57)   $  (15,730)  $57,084

Dividend to AHC I Acquisition Corp
  (unaudited)..........................                                             (1,863)                                  (1,863)

Net income (unaudited).................                                             (1,903)                                  (1,903)
Other comprehensive income, net of tax:
  Foreign currency translation
   adjustment (unaudited)..............                                                                 116                     116
                                                                                                                            --------
Comprehensive income (unaudited).......                                                                                      (1,787)
                                           -------      -------    ------------  ----------  ---------------   -----------  --------
Balances, December 31, 1998 (unaudited)      1,000      $   -      $     78,364  $  (9,259)  $           59    $  (15,730)  $53,434
                                           =======      =======    ============  ==========  ===============   ===========  ========




                             The accompanying notes are an integral part of these financial statements.




                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)




1.  BASIS OF PRESENTATION

         On November 4, 1993, Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. Arcade, Inc. manufacturers and distributes cosmetics sampling products from its Chattanooga, Tennessee facilities, and distributes products in Europe through its French subsidiary, Arcade Europe S.A.R.L. This acquisition was accounted for as a purchase transaction whereby the purchase cost was allocated to the fair value of the net assets acquired.

     Acquisition of Arcade Holding Corporation

         DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. Merger Corp. was organized as a wholly-owned subsidiary of Acquisition Corp. and was initially capitalized by Acquisition Corp. with an equity contribution of $78,363, comprised of $76,000 of cash and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. Immediately following this equity contribution, Merger Corp. issued $123,500 of senior increasing rate notes ("Bridge Loans") to an entity that has an ownership interest in Acquisition Corp. The Bridge Loans had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Loans of $119,735, net of $3,765 of associated debt issuance costs paid to an entity that has an ownership interest in Acquisition Corp.

         On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisition costs, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. used to retire 1,370 options of the Predecessor and the assumption of $56,733 in debt, preferred stock and related accrued interest and dividends, including a capital lease obligation. Included in the cost of the acquisition was $19,342 related to the purchase and retirement of 11,201 options of the Predecessor and $2,022 paid for acquisition expenses to an entity that has an ownership interest in Acquisition Corp. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. ("AKI," the "Successor" or the "Company)". Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corp. ("Holding").

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



1.   BASIS OF PRESENTATION (Continued)

         The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis of Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholder's equity of $15,730 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals and goodwill of approximately $153,929. Goodwill is being amortized on a straight-line basis over 40 years.

         In connection with the Acquisition, the Company repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

     Acquisition  of  fragrance  sampling   business  of  Minnesota  Mining  and
     Manufacturing Company

         On June 22, 1998, the Company acquired the fragrance sampling business of Minnesota Mining and Manufacturing Company ("3M") for approximately $7,250 in cash and the assumption of liabilities totaling $182 (the "3M Acquisition"). The only tangible assets acquired were approximately $143 of equipment. The acquisition was accounted for using the purchase method of accounting and result in the recognition of intangible assets, primarily a non-compete agreement, totaling $7,289 which are being amortized on a straight-line basis over a period of 10 years.

     Refinancing of Bridge Loans

         On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Notes.") The Notes are general, unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Notes mature on July 1, 2008. The placement of the Notes yielded the Company net proceeds of $109,502 after deducting offering expenses of $5,498, including certain costs that were incurred subsequent to June 30, 1998. These offering expense also include $3,450 of underwriting fees paid to an affiliate of the stockholder. The Notes contain customary covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)



1.   BASIS OF PRESENTATION (Continued)

         Contemporaneous with the Notes offering, Holding completed a private offering of $50,000 of Senior Discount Debentures (the "Debentures"). The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The original issuance discount is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are general, unsecured obligations of Holding.

         With the proceeds of the Debentures offering, Holding contributed $22,499 of cash to the Company. No additional shares were issued to Holding as a result of this contribution. On June 25, 1998, the Company used the proceeds from the contribution from Holding, together with the proceeds of the Notes offering, to repay the Bridge Loans, without penalty (collectively, the "Refinancing"). In conjunction with the Refinancing, the Company recorded a non-cash interest charge of $1,795 for the unamortized portion of the debt issuances costs associated with the Bridge Loans.

      Interim financial statements

         The interim consolidated condensed balance sheet at December 31, 1998, the interim consolidated condensed statement of operations for the period from October 1, 1997 through December 15, 1997, the interim consolidated condensed statement of operations for the period from December 16, 1997 through December 31, 1997, the interim consolidated condensed statements of operations for the three and six months ended December 31, 1998, the interim consolidated condensed statement of cash flows for the period from October 1, 1997 through December 15, 1997, the interim consolidated condensed statement of cash flows for the period from December 16, 1997 through December 31, 1997, the interim consolidated condensed statement of cash flows for the six months ended December 31, 1998 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 1998 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)




1.   BASIS OF PRESENTATION (Continued)

         The accompanying unaudited interim consolidated condensed financial statements as of December 31, 1998 and for the three and six months then ended and for the period from December 16, 1997 through December 31, 1997, present the financial position and results of operations of the Company on the basis of accounting described above and, accordingly, are not comparable with the audited financial statements for the period from July 1, 1997 through December 15, 1997, nor with the unaudited consolidated condensed financial statements for the period from October 1, 1997 through December 15, 1997.

         Unaudited pro forma results for the Company assuming the Acquisition, the 3M Acquisition and the Refinancing had occurred as of July 1, 1997 are presented below:

                                     Unaudited Pro Forma Results for the
                              _______________________________________________
                                Three Months Ended        Six Months Ended
                                 December 31, 1997        December 31, 1997
                                 _________________        _________________

Net sales                          $  18,383                $  43,099

Income from operations                   197                    3,558

Interest expense                       4,188                    8,357

Net loss                               2,916                    3,897



2.   INVENTORY

         The following table details the components of inventory:

                                          June 30, 1998        December 31, 1998
                                          _____________        _________________
                                                                 (unaudited)
              Raw materials
                  Paper                   $         556        $           1,069
                  Other raw materials               786                    2,098
                                           ------------        -----------------

              Net raw materials                   1,342                    3,167
              Work in process                       736                    1,571
                                           ------------        -----------------

              Net inventory               $       2,078          $         4,738
                                          =============          ===============

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)





3.  CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed balance sheet at June 30, 1998 and December 31, 1998 (unaudited) and condensed statements of operations, changes in stockholder equity and cash flows for the six months ended December 31, 1998 (unaudited) for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto. Comparative statements of operations and cash flows for the prior year have not been provided as Holding was not effectively formed until December 15, 1997.


                                  BALANCE SHEET

                                          June 30, 1998        December 31, 1998
                                          _____________        _________________
                                                                  (unaudited)

Assets

Cash..............................        $      2,201         $             -
Investment in subsidiaries........              95,408         $        94,711
Deferred charges..................               1,263                   1,597
Deferred income taxes.............                  19         $           603
                                          _____________        ________________
    Total assets..................              98,891                  96,881
                                          =============        ================

Liabilities

Senior Discount Debentures........        $     26,020         $        27,776

Stockholder's equity

Common Stock, $0.01 par value, 1,000
   shares authorized; 1,000 shares
   issued and outstanding.........                   -                       -
Additional paid-in capital........              78,364                   78,364
Accumulated deficit...............              (5,493)                  (9,259)
                                          _____________        ________________
    Total stockholder's equity....              72,871                   69,105
                                          =============        ================

    Total liabilities and
       stockholder's equity.......        $     98,891         $         96,881
                                          =============        ================

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)





3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS
     (Continued)


                             STATEMENT OF OPERATIONS


                                                                  Six Months
                                                                     Ended
                                                               December 31, 1998
                                                               _________________
                                                                  (unaudited)

Equity in losses of subsidiaries....................           $           (697)
Interest expense....................................                     (1,791)
                                                               _________________


       Loss before income taxes.....................                     (2,488)
Income tax benefit..................................                       (585)
                                                               _________________


       Net loss.....................................           $         (1,903)
                                                               =================





                                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY



                                                       Common Stock                 Additional
                                                       ------------                  Paid-in        Accumulated
                                                  Shares            Amount           Capital          Deficit           Total
                                                  ------            ------           -------          --------          -----

Balances, June 30, 1998.......................     1,000             $ -             $ 78,364         $(5,493)          $ 72,871
Dividend to AHC I Acquisition Corp.
     (unaudited)..............................        -                -                 -             (1,863)            (1,863)
Net loss (unaudited)..........................        -                -                 -             (1,903)            (1,903)
                                                  ------            ------           --------         --------          ----------
Balance, December 31, 1998 (unaudited)             1,000             $ -             $ 78,364          (9,259)           $69,105
                                                  ======            ======           ========         ========          ==========


                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)




3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS
     (Continued)

                             STATEMENT OF CASH FLOWS

                                                                  Six Months
                                                                     Ended
                                                               December 31, 1998
                                                               _________________
                                                                  (unaudited)

Cash flows from operating activities:
   Net loss............................................          $       (1,903)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Net change in investment in subsidiaries.........                     697
      Amortization of debt discount....................                   1,756
      Amortization of debt issuance costs..............                      44
      Deferred income taxes............................                    (585)
      Increase in debt issuance costs..................                    (347)
                                                               _________________

   Net cash used by operating activities...............                    (338)
                                                               _________________


Cash flows from financing activities:
   Dividend to AHC I Acquisition Corp. ................                  (1,863)

Net decrease in cash and cash equivalents..............                  (2,201)
Cash and cash equivalents, beginning of period.........                   2,201
                                                               _________________

Cash and cash equivalents, end of period...............        $              -
                                                               =================



4.   SUBSEQUENT EVENTS

         On February 1, 1999, the former president and chief executive officer terminated his employment with the Company. Under the terms of his employment agreement, the Company is required to pay $500 as severance. The Company will record a charge in this amount during its fiscal third quarter of 1999.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         As of December 31, 1998, the capital stock of AKI, Inc. (the "Company") accounts for all of the assets of AKI Holding Corp. ("Holding"). Holding conducts all of its business through the Company. The sales of the Company are derived from the sale of sampling products to cosmetics and consumer products companies. Substantially all of the Company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While the Company and its customers generally do not enter into long-term contracts, the Company has had long-standing relationships with the majority of its customer base. The introduction of the Company's new products, such as BeautiSeal, PowdaTouch and LiquaTouch, has affected the Company's results of operations for certain of the periods discussed below.

The Acquisition

         DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Company's management organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring Arcade Holding Corporation (the "Predecessor"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (i) the assumption of a promissory note issued by the Predecessor in connection with the 1995 acquisition of Scent Seal, Inc. and certain capital lease obligations and (ii) the exchange of stock options to acquire common stock in the Predecessor by the Predecessor's chief executive officer for an option to acquire preferred stock in Acquisition Corp. To provide the $199.5 million of cash necessary to fund the Acquisition, including the equity purchase price and the retirement of all previously existing preferred stock and debt of the Predecessor not assumed, (i) Merger Corp. issued $123.5 million Senior Increasing Rate Notes (the "Bridge Notes") to Scratch & Sniff Funding, Inc., an affiliate of DLJMBII and Acquisition Corp. and (ii) Acquisition Corp. received $76.0 million from debt and equity (common and preferred) financings, including equity investments by certain prior stockholders, which was contributed to Merger Corp. Immediately following the Acquisition, Merger Corp. merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. Acquisition Corp. then contributed its $1 of cash and all of its ownership interest in AKI, Inc. to Holding for 1,000 shares of Holding's common stock.

         The Bridge Notes were subsequently repaid on June 25, 1998 from the proceeds of the Company's issuance of $115.0 million of Senior Notes (the "Notes") and from a capital contribution (the "Equity Contribution") from Holding. On June 25, 1998, Holding issued and sold Senior Discount Debentures (the "Debentures") totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund a capital contribution to the Company.

         The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill and a significant increase in amortization expense.

Results of Operations

         The discussion of results of operations for the three months ended December 31, 1998 compared to the three months ended December 31, 1997 compares the results of operations of Holding for the three months ended December 31, 1998 with the combination of the results of operations of the Predecessor for the period October 1, 1997 through December 15, 1997, the date of Acquisition, with the results of operations of Holding for the period December 16, 1997 to December 31, 1997. For purposes of the following discussion, the results of operations for the six months ended December 31, 1997 reflect the combination of the results of operations of the Predecessor for the period July 1, 1997 through December 15, 1997, the date of the Acquisition, with the results of operations of Holding for the period December 16, 1997 through December 31, 1997. Because of the effects of purchase accounting applied in the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of Holding are not comparable in all respects to the results of operations of the Predecessor.

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

         Net Sales. Net sales for the three months ended December 31, 1998, increased $4.4 million , or 27.5%, to $20.4 million as compared to $16.0 million for the three months ended December 31, 1997. The increases were primarily attributable to the $2.9 million growth of the Company's European revenues and the addition of business in connection with the 3M Acquisition (as defined). Other increases were attributable to increases in domestic sales of cosmetic sampling products and sales of consumer product samples, partially offset by decreases in certain fragrance industry sampling.

         Gross Profit. Gross profit for the three months ended December 31, 1998, increased $1.9 million, or 38.8%, to $6.8 million as compared to $4.9 million for three months ended December 31, 1997. Gross profit as a percentage of net sales increased to 33.3% in the three months ended December 31, 1998, from 30.6% in the three months ended December 31, 1997. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above and reductions in raw materials costs, offset by a decrease in certain fragrance samples volume and pricing and increased costs associated with the outsourcing of European production.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1998, increased $0.4 million, or 13.8% to $3.3 million as compared to $2.9 million for the three months ended December 31, 1997. The increase in selling, general and administrative expenses was primarily due to changes in executive compensation following the Acquisition and increased sales commissions related to the increase in net sales offset partially by reduced advertising expenditures and staff reductions. As a result of these factors, selling, general and administrative expenses as a percent of net sales decreased to 16.2% in the three months ended December 31, 1998 from 18.1% in the three months ended December 31, 1997.

         Income from Operations. Income from operations for the three months ended December 31, 1998 increased $0.7 million, or 43.8%, to $2.3 million as compared to $1.6 million for the three months ended December 31, 1997. Income from operations as a percentage of net sales increased to 11.3% in the three months ended December 31, 1998, from 10.0% in the three months ended December 31, 1997, principally as a result of the factors described above, offset by the increase in amortization of goodwill and other intangibles resulting from the Acquisition and the 3M Acquisition.

         Interest Expense. Interest expense for the three months ended December 31, 1998, increased $2.1 million, or 105.0% to $4.1 million, as compared to $2.0 million for the three months ended December 31, 1997. Interest expense as a percentage of net sales increased to 20.1% in the three months ended December 31, 1998 from 12.5% in the three months ended December 31, 1997. The increase in interest expense is a result of the capitalization of Holding and the recapitalization of the Company in connection with the Acquisition.

         Management Fees and Other, Net. Management fees and other, net for the three months ended December 31, 1998, were approximately $63,000, substantially unchanged from the three months ended December 31, 1997.

         Income Tax Benefit. The income tax benefit for the three months ended December 31, 1998 increased $0.3 million to $0.3 million as compared to $0.0 million for the three months ended December 31, 1997 due to the increase in the loss before taxes, partially offset by an increase in non-deductible goodwill amortization. Holding's effective tax rate, after consideration of non-deductible goodwill was 32.8% in the three months ended December 31, 1998, and 45.0% in the three months ended December 31, 1997. The decrease in the effective tax rate is due to the portion of the interest expense on the Debentures which is non-deductible for income tax purposes.

         EBITDA. EBITDA for the three months ended December 31, 1998, increased $1.5 million, or 50.0%, to $4.5 million as compared to $3.0 million for the three months ended December 31, 1997, principally as a result of the factors described above. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Six Months Ended December 31, 1998 Compared to Six Months Ended December 31,1997

         Net Sales. Net sales for the six months ended December 31, 1998, increased $6.5 million, or 17.1%, to $44.5 million as compared to $38.0 million for the six months ended December 31, 1997. The increases were primarily attributable to the $4.3 million growth of the Company's European revenues and the addition of business in connection with the 3M Acquisition. Other increases were attributable to increases in domestic sales of cosmetic sampling products, partially offset by decreases in certain fragrance industry sampling.

         Gross Profit. Gross profit for the six months ended December 31, 1998, increased $2.2 million, or 16.7%, to $15.4 million as compared to $13.2 million for the six months ended December 31, 1997. Gross profit as a percentage of net sales decreased to 34.6% in the six months ended December 31, 1998, from 34.7% in the six months ended December 31, 1997. The increase in gross profit is primarily attributable to the increase in net sales discussed above. The decrease in gross profit as a percentage of net sales is due to a decrease in certain fragrance samples volume and pricing, changes in product sales mix, increased costs associated with the outsourcing of European production and increased costs associated with the initial production runs of certain customer products, offset by reductions in raw materials costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1998, increased $0.2 million, or 3.2% to $6.4 million as compared to $6.2 million for the six months ended December 31, 1997. The increase in selling, general and administrative expenses was primarily due to changes in executive compensation following the Acquisition and costs associated with the transition of the 3M Acquisition offset partially be reduced advertising expenditures, staff reductions and realized gains from foreign currency transactions in Europe. As a result of these factors, selling, general and administrative expenses as a percent of net sales decreased to 14.4% in the six months ended December 31, 1998 from 16.3% in the six months ended December 31, 1997.

         Income from Operations. Income from operations for the six months ended December 31, 1998, increased $0.4 million, or 6.3%, to $6.7 million as compared to $6.3 million for the six months ended December 31, 1997. Income from operations as a percentage of net sales decreased to 15.1% in the six months ended December 31, 1998, from 16.6% in the six months ended December 31, 1997, principally as a result of the increase in amortization of goodwill and other intangibles resulting from the Acquisition and the 3M Acquisition and the factors described above.

         Interest Expense. Interest expense for the six months ended December 31, 1998, increased $4.8 million, or 141.2% to $8.2 million as compared to $3.4 million for the six months ended December 31, 1997. Interest expense as a percentage of net sales increased to 18.4% in the six months ended December 31, 1998 from 8.9% in the six months ended December 31, 1997. The increase in interest expense is a result of the recapitalization of the Company in connection with the Acquisition.

         Management Fees and Other, Net. Management fees and other, net for the six months ended December 31, 1998, were $0.1 million as compared to $0.2 million for the six months ended December 31, 1997. Management fees and other, net as a percentage of net sales were relatively constant in the six months ended December 31, 1998 and 1997.

         Income Tax Expense. Income tax expense for the six months ended December 31, 1998, decreased $1.1 million or 84.6% to $0.2 million as compared to $1.3 million for the six months ended December 31, 1997 due to the decrease in income before income taxes, partially offset by an increase in non-deductible goodwill amortization. Holding's effective tax rate, after consideration of non-deductible goodwill amortization, was 89.7% in the six months ended December 31, 1998, and 37.9% in the six months ended December 31, 1997. The increase in the effective tax rate is due to the portion of the interest expense on the Debentures which is non-deductible for income tax purposes.

         EBITDA. EBITDA for the six months ended December 31, 1998, increased $1.9 million, or 20.9%, to $11.0 million as compared to $9.1 million for the six months ended December 31, 1997, principally as a result of the factors described above. EBITDA is income form operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

         At December 31, 1998, Holding's cash and cash equivalents and net working capital were $7.2 million and $13.9 million, respectively, representing an increase in cash and cash equivalents of $5.5 million and an increase in net working capital of $1.1 million from June 30, 1998. Account receivables, net, at December 31, 1998 increased 29.3% or $4.0 million over the June 30, 1998 amount, primarily due to increased sales.

         As of December 31, 1998, Holding had consolidated indebtedness, including accrued interest, in an aggregate amount of $151.4 million, consisting primarily of Holding's $27.8 million (net of unamortized original issue discount of $22.2 million) of 13 1/2% Senior Discount Debentures and the Company's $115.0 million principal amount of 10 1/2% Senior Notes due 2008. At December 31, 1998, the Company's revolving credit facility (the "Credit Agreement") provided for additional borrowings of approximately $19.4 million, subject to a borrowing base calculation and the achievement of certain financial ratios and compliance with certain conditions.

         Holding's cash flow, and consequently its ability to service debt, including its obligations under the Debentures, is dependent upon the cash flows of the Company and the payment of funds by the Company to Holding in the form of loans, dividends or otherwise. The Company has no obligations, contingent or otherwise, to pay any amounts due pursuant to the Debentures or to make any funds available therefor.

         Capital expenditures for the twelve months ending December 31, 1999 are expected to be approximately $3.0 million. Based on borrowings outstanding as of December 31, 1998, the Company expects total cash payments for debt service for the twelve months ending December 31, 1999 to be approximately $14.1 million, consisting of $12.1 million in interest payments on the Notes, $0.9 million in capital lease payments, and $0.1 million in fees under the Credit Agreement. The Company also expects to make royalty payments of approximately $1.0 million during the twelve months ending December 31, 1999. The Company believes its liquidity, capital resources and cash flows from existing operations will be sufficient to fund budgeted capital expenditures, working capital requirements and interest payments on its indebtedness, including the Notes, for the twelve months ending December 31, 1999.

         The Company may from time to time evaluate potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisition. Potential sources of capital include cash generated from operations, borrowings under the Credit Agreement, additional equity investments or other external debt or equity financings, subject to compliance with the terms of the Notes and Debentures. There can be no assurance that such additional capital sources will be available to the Company on terms that the Company finds acceptable, or at all.

3M Acquistion

         On June 22, 1998, the Company acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company ("3M") for $7.25 million in cash and assumption of a liability of $182,000 to one of the customers of the business (the "3M Acquisition"). 3M's fragrance sampling business was predominantly a sales and distribution business as it outsourced the manufacturing of the products it sold. The company did not assume such outsourcing arrangements and relocated such operations to its existing facilities in Chattanooga to utilize the then excess manufacturing capacity at such facilities. Except for several sales and technical employees, the Company did not extend employment to any employees from 3M.

Cost Reduction Program

         The Company has implemented a comprehensive program designed to reduce annual operating costs. The comprehensive cost reduction program was developed by the Company in connection with an evaluation of its operations conducted by manufacturing consultants with significant experience in the printing industry and is designed to improve the Company's operating efficiency through (i) reduced materials cost derived from scrap/waste reduction and from more effective purchasing (savings of approximately $1.2 million annually), (ii) streamlined manufacturing processes that reduce the amount of time required to prepare for successive production runs utilizing the same equipment and that reduce the amount of time equipment is under utilized by improved scheduling of production runs (savings of approximately $2.2 million annually), and (iii) rationalized staffing in the product support area (savings of approximately $0.6 million annually). Management expects the benefit of the materials cost reductions and rationalized staffing which were implemented in July 1998 will be realized in Fiscal 1999, while the streamlined manufacturing process is not expected to be implemented and realized until the fiscal year ended June 30, 2000. Approximately fifty percent of the estimated annual savings for reduced materials costs (partially as the result of reduced paper pricing) and reduced staffing levels have been realized as of December 31, 1998. The amount of operational savings ultimately realized may be affected by changes in product mix that may take place.

Seasonality

         The Company's sales are seasonal due to the timing of its customers' major advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. Sales are recognized when products are shipped. As a result, a higher level of sales are reflected in the Company's first two fiscal quarters ended December 31 when sales from such advertising campaigns are principally recognized while the Company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. Sales seasonality may be affected from time to time as the Company's new product technologies are introduced and gain acceptance by its customers.

Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company has only utilized derivative financial instruments to hedge the Company's exposure to certain foreign currencies. Such hedging activity has historically been minor and, as a result, adoption of this Statement is not expected to have a material impact on the Company's financial condition or results of operations. The Company will adopt the provisions of this Statement on July 1, 1999.

Year 2000 Issues

         The Company is currently working to resolve the potential impact of the Year 2000 on its information technology systems and its non-information technology systems so they will properly recognize and utilize dates beyond December 31, 1999.

         The Company has in place a Year 2000 program which is being executed by an internal project team. The objective of the Year 2000 program is to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels. To date, all of the Company's systems have been assessed for Year 2000 compliance. The Company relies on five computerized systems all of which required remediation, two of which are maintained internally and the others are maintained by third party vendors. The Company believes that all of these systems are currently Year 2000 compliant. Upon review of the Company's non-information technology systems the Company believes that none of its manufacturing equipment is date sensitive. Of the remaining non-information technology systems, the Company believes all such systems are Year 2000 compliant. If, however, all necessary actions are not taken on a timely basis to ensure Year 2000 compliance, the Year 2000 issue could have a material adverse effect on the Company.

         To date, the Company has spent $11,000 on Year 2000 compliance and expects additional expenditures of approximately $40,000 during Fiscal 1999. Although the Company expects the above referenced expenditures will be sufficient to ensure the Company is Year 2000 compliant, the Company anticipates budgeting an additional $49,000 for any unforeseen problems arising with respect to Year 2000 compliance between July 1, 1999 and the Year 2000. All expenditures with respect to Year 2000 compliance will be funded from working capital.

         The Company is communicating with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to the Company. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which will have a material effect on the Company.

         The Company has not formulated a contingency plan in the event it or its significant customers or vendors are not Year 2000 compliant.

Subsequent Event

         On February 1, 1999, Roger Barnett terminated his employment as president and chief executive officer and the Company engaged William J. Fox as chairman of the board of directors, president and chief executive officer.

Forward-Looking Statements

         The information provided herein contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of the Company or industry results to be materially difference from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the competitive environment in the sampling industry in general and in the Company's specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; economic conditions in general and in the Company's specific market areas; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against the Company; changes in operating strategy or development plans; the ability of the Company to effectively implement its cost reduction program; the ability to attract and retain qualified personnel; the significant indebtedness of the Company; labor disturbances; changes in the Company's capital expenditure plans; and other factors. In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any thereof, or other variations thereon or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on such forward-looking statements. The Company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1   Financial Data Schedule
                  27.2   Financial Data Schedule

         (a)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                AKI HOLDING CORP.

                                                By:      /s/ Kenneth A. Budde
                                                         _______________________
                                                         Kenneth A. Budde
                                                         Chief Financial Officer