Form 10-Q/A
period 1998-12-31
AKI HOLDING CORP
filed 1999-02-17
CIK 1067550

FORM 10-Q/A

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

THIS FORM 10-Q/A IS BEING FILED TO CORRECT CERTAIN TYPOGRAPHICAL ERRORS MADE IN FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.



                       AKI HOLDING CORP. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A


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
                                                =============       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities

Current portion of capital
 lease obligations..........................    $         609        $      656
Current portion of other notes payable......            1,330                -
Accounts payable, trade.....................            4,140             4,444
Accrued income taxes........................              100             1,127
Accrued interest............................              168             6,248
Accrued expenses............................            4,464             4,017
                                                 ------------        ----------

    Total current liabilities...............           10,811            16,492

Long-term portion of capital
 lease obligations..........................            1,489             1,702
Revolving credit line.......................              -                 -
Senior notes................................          115,000           115,000
Senior discount debentures..................           26,020            27,776
Deferred income taxes.......................            4,143             3,242
                                                -------------        ----------

    Total liabilities.......................          157,463           164,212
                                                -------------        ----------

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


                                  BALANCE SHEET

                                          June 30, 1998        December 31, 1998
                                          _____________        _________________
                                                                  (unaudited)

Assets

Cash..............................        $      2,201         $             -
Investment in subsidiaries........              95,408         $        94,711
Debt issuance cost, net...........               1,263                   1,567
Deferred income taxes.............                  19         $           603
                                          _____________        ________________
    Total assets..................              98,891                  96,881
                                          =============        ================

Liabilities

Senior Discount Debentures........        $     26,020         $        27,776

Stockholder's equity

Common Stock, $0.01 par value, 1,000
   shares authorized; 1,000 shares
   issued and outstanding.........                   -                       -
Additional paid-in capital........              78,364                   78,364
Accumulated deficit...............              (5,493)                  (9,259)
                                          _____________        ________________
    Total stockholder's equity....              72,871                   69,105
                                          _____________        ________________

    Total liabilities and
       stockholder's equity.......        $     98,891         $         96,881
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




3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS
     (Continued)

                             STATEMENT OF CASH FLOWS

                                                                  Six Months
                                                                     Ended
                                                               December 31, 1998
                                                               _________________
                                                                  (unaudited)

Cash flows from operating activities:
   Net loss............................................          $       (1,903)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Net change in investment in subsidiaries.........                     697
      Amortization of debt discount....................                   1,756
      Amortization of debt issuance costs..............                      44
      Deferred income taxes............................                    (585)
      Increase in debt issuance costs..................                    (347)
                                                               _________________

   Net cash used by operating activities...............                    (338)
                                                               _________________


Cash flows from financing activities:
   Dividend to AHC I Acquisition Corp. ................                  (1,863)
                                                               _________________
Net decrease in cash and cash equivalents..............                  (2,201)
Cash and cash equivalents, beginning of period.........                   2,201
                                                               _________________

Cash and cash equivalents, end of period...............        $              -
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