Form 10-Q
period 1999-03-31
AKI HOLDING CORP
filed 1999-05-17
CIK 1067550

ITEM 2.
                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number: 333-60991

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)

       Delaware                                        74-288316
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

                        Commission File Number: 333-60989

                                    AKI, INC.
             (Exact name of registrant as specified in its charter)

       Delaware                                        13-3785855
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

      1815 East Main Street
       Chattanooga, TN                                   37404
(Address of principal executive offices)               (Zip Code)

                                 (423) 624-3301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of May 14, 1999, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI Inc. meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  AKI Holding Corp. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           -        March 31, 1999 (unaudited)
                           -        June 30, 1998

                           Consolidated Condensed Statements of Operations

                           - Three months ended March 31, 1999 (unaudited)
                           - Three months ended March 31,1998 (unaudited)
                           - Nine months ended March 31, 1999 (unaudited)
                           - December   16,   1997    through   March  31,  1998
                             (unaudited)
                           - July   1,   1997   through    December   15,   1997
                             (Predecessor)

                           Consolidated   Condensed   Statement  of  Changes  in
                           Stockholder's Equity

                           - Nine months ended March 31, 1999 (unaudited)

                           Consolidated Condensed Statements of Cash Flows

                           - Nine  months  ended March 31,  1999  (unaudited)
                           - December   16,   1997   through   March   31,  1998
                             (unaudited)

                           - July   1,   1997   through    December   15,   1997
                             (Predecessor)

                           Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           - March 31, 1999 (unaudited)
                           - June 30, 1998

                           Consolidated Condensed Statements of Operations

                           - Three months ended March 31, 1999 (unaudited)
                           - Three months ended March 31, 1998 (unaudited)
                           - Nine months ended March 31, 1999 (unaudited)
                           - December   16,   1997    through   March  31,  1998
                             (unaudited)
                           - July   1,   1997   through    December   15,   1997
                             (Predecessor)

                           Consolidated   Condensed   Statement  of  Changes  in
                           Stockholder's Equity

                           - Nine months ended March 31, 1999 (unaudited)

                           Consolidated Condensed Statements of Cash Flows

                           - Nine months ended March 31, 1999 (unaudited)
                           - December   16,   1997   through   March  31,  1998
                             (unaudited)
                           - July   1,   1997   through   December   15,   1997
                             (Predecessor)

                           Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K



                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                                CONSOLIDATED CONDENSED BALANCE SHEET
                                          (dollars in thousands, except share information)


                                                                                  March 31,           June 30,
                                                                                    1999                1998
                                                                                -------------      -------------
                                                                                 (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,413      $        3,842
Accounts receivable, net...................................................            22,329              13,577
Inventory..................................................................             5,975               2,078
Income tax refund receivable...............................................                 -               5,155
Prepaid expenses...........................................................                71                 378
Deferred income taxes......................................................               827                 827
                                                                                -------------       -------------

   Total current assets....................................................            30,615              25,857

Property, plant and equipment..............................................            18,821              18,936
Goodwill, net..............................................................           148,953             151,842
Intangible assets..........................................................             6,742               7,289
Debt issuance costs........................................................             7,043               6,535
Deferred income taxes......................................................             2,490               3,888
Other assets...............................................................                47                 200
                                                                                -------------      --------------

   Total assets............................................................     $     214,711      $      214,547
                                                                                =============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         672      $          609
Current portion of other notes payable.....................................                 -               1,330
Accounts payable, trade....................................................             5,330               4,140
Accrued income taxes.......................................................               532                 100
Accrued interest...........................................................             3,041                 168
Accrued expenses...........................................................             3,598               4,464
                                                                                -------------      --------------

   Total current liabilities...............................................            13,173              10,811

Long-term portion of capital lease obligations.............................             1,527               1,489
Revolving credit line......................................................               800                   -
Senior notes...............................................................           115,000             115,000
Senior discount debentures.................................................            28,713              26,020
Deferred income taxes......................................................             2,792               4,143
                                                                                -------------      --------------

   Total liabilities.......................................................           162,005             157,463

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
   1,000 shares issued and outstanding at
   March 31, 1999 (unaudited) and June 30, 1998............................                 -                   -
Additional paid-in capital.................................................            78,364              78,364
Accumulated deficit........................................................            (9,623)             (5,493)
Accumulated other comprehensive loss.......................................              (305)                (57)
Carryover basis adjustment.................................................           (15,730)            (15,730)
                                                                                -------------      --------------

   Total stockholder's equity..............................................            52,706              57,084
                                                                                -------------      --------------


   Total liabilities and stockholder's equity..............................     $     214,711      $      214,547
                                                                                =============      ==============




                       The accompanying notes are an integral part of these consolidated financial statements.





                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                       (dollars in thousands)


                                         Holding                             Holding                    Predecessor
                             -----------------------------      ---------------------------------    -----------------
                              Three months   Three Months         Nine Months   December 16, 1997      July 1, 1997
                                  Ended          Ended               Ended           Through              Through
                             March 31, 1999 March 31, 1998      March 31, 1999   March 31, 1998      December 15, 1997
                             -------------- --------------      --------------   --------------      -----------------
                               (unaudited)    (unaudited)         (unaudited)      (unaudited)

Net sales..................    $  24,518       $ 19,191           $  68,979         $  21,982             $  35,186
Cost of goods sold.........       14,827         11,935              43,908            13,913                22,809
                               ---------       --------           ---------         ---------             ---------

   Gross profit............        9,691          7,256              25,071             8,069                12,377

Selling, general and.......
   administrative expenses.        3,924          2,699              10,333             3,182                 5,703
Amortization of goodwill and
   other intangibles.......        1,151            954               3,454             1,131                   568
                               ---------       --------           ---------         ---------             ---------

   Income from operations..        4,616          3,603              11,284             3,756                 6,106

Other expenses (income):...
   Interest expense to.....
      stockholder(s) and affiliate     -          4,293                   -             5,032                 2,143
   Interest expense to others, net 4,258            111              12,503               131                   503
   Management fees and.....
      other, net...........          242             48                 367                48                   226
                               ---------       --------           ---------         ---------             ---------

Income (loss) before.......
   income taxes............          116           (849)             (1,586)           (1,455)                3,234

Income tax expense (benefit)         480              38                681              (125)                1,441
                              ----------   -------------       ------------      ------------------        --------


   Net income (loss).......    $    (364)      $   (887)          $  (2,267)        $  (1,330)            $   1,793
                               ==========      ========           =========         ==========            =========





























                       The accompanying notes are an integral part of these consolidated financial statements.





                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                                             STOCKHOLDER'S EQUITY (dollars in thousands,
                                                      except share information)


                                                                                            Accumulated
                                                                 Additional                    Other     Carryover
                                     Common Stock                 Paid-in      Accumulated Comprehensive   Basis
                                    ---------------
                                    Shares       Dollars          Capital        Deficit       Loss       Adjustment       Total
                                    ------       -------          -------        -------    -----------   ----------       -----

Balances, June 30, 1998.........     1,000       $     -          $  78,364    $  (5,493)    $   (57)   $  (15,730)     $ 57,084

Dividend to AHC I Acquisition Corp.
    (unaudited).................                                     (1,863)                                (1,863)

Net loss (unaudited)............                                     (2,267)                                (2,267)

 Other comprehensive loss, net of tax:
     Foreign currency translation
       adjusted (unaudited).....                                                    (248)                     (248)
                                                                                                          --------

Comprehensive loss (unaudited)..                                                                            (2,515)
                                   -------       -------          ---------     --------    --------    ----------      ---------
Balances, March 31, 1999 (unaudited) 1,000       $     -          $  78,364     $ (9,623)   $   (305)   $  (15,730)     $  52,706
                                   =======       =======          =========     ========    ========    ==========      =========










































                       The accompanying notes are an integral part of these consolidated financial statements.



                                                 AKI HOLDING CORP. AND SUBSIDIARIES
                                       (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)

                                                       Holding                 Holding            Predecessor
                                                   --------------          --------------      -----------------
                                                     Nine Months          December 16, 1997      July 1, 1997
                                                        Ended                  Through              Through
                                                   March 31, 1999          March 31, 1998      December 15, 1997
                                                   --------------          --------------      -----------------
                                                     (unaudited)             (unaudited)

Cash flows from operating activities
   Net income (loss).............................    $  (2,267)              $  (1,330)           $   1,793
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization of goodwill...
       and other intangibles.....................        6,561                   2,007                2,456
     Amortization of debt discount...............        2,693                      44                  233
     Amortization of debt issuance costs.........          528                   1,119                  101
     Deferred income taxes.......................           47                    (141)                (460)
     Other.......................................         (248)                    (76)                 (18)
     Changes in operating assets and liabilities:
       Accounts receivable.......................       (8,752)                 (6,329)               1,153
       Inventory.................................       (3,897)                    350                   69
       Prepaid expenses, deferred charges
         and other assets........................         (595)                   (429)                 (62)
       Income taxes..............................        5,587                       -                  699
       Accounts payable and accrued expenses.....        3,197                  (4,809)              (1,036)
                                                     ---------               ---------            ---------

       Net cash provided by (used in)
           operating activities..................        2,854                  (9,594)               4,928
                                                     ---------               ----------           ---------

   Cash flows from investing activities
     Purchases of equipment......................       (2,430)                   (255)                (807)
     Payments for acquisitions, net of cash
       acquired..................................            -                (134,153)                   -
                                                     ---------               ----------           ---------

         Net cash used in investing activities...       (2,430)               (134,408)                (807)
                                                     ---------               ---------            ---------

   Cash flows from financing activities
       Payments under capital leases for equipment        (460)                   (165)                (249)
     Net proceeds (repayments) on line of credit.          800                  (5,100)               2,362
     Proceeds from issuance of senior increasing
       rate notes, net of offering costs.........            -                 119,735                    -
     Proceeds from issuance  of common stock.....            -                  76,000                    -
     Redemption of preferred stock...............            -                  (8,678)                   -
     Repayment of loans payable to stockholder...            -                 (36,649)              (1,851)
     Repayment of other notes payable............       (1,330)                    (25)                 (50)
     Dividends paid on preferred stock...........            -                    (128)                (155)
     Dividend paid to AHC I Acquisition Corp.....       (1,863)                      -                    -
                                                     ----------              ---------            ---------

       Net cash provided by (used in) financing
         activities..............................       (2,853)                144,990                   57
                                                     ---------               ---------            ---------

   Net increases (decrease) in cash and cash
         equivalents.............................       (2,429)                    988                4,178
   Cash and cash equivalents, beginning of period        3,842                       -                  303
                                                     ---------               ---------            ---------

   Cash and cash equivalents, end of period......    $   1,413               $     988            $   4,481
                                                     =========               =========            =========


   Supplemental information
     Cash paid (received) during the period for:
       Interest to stockholder(s)................    $       -               $   3,296            $   1,146
       Interest, other...........................        6,498                      68                  459
       Income taxes..............................       (4,953)                     15                1,222

   Significant non-cash activities
     Assets acquired under capital lease.........    $     561               $       -            $       -

                       The accompanying notes are an integral part of these consolidated financial statements.

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

     Acquisition of Arcade Holding Corporation

         DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. Merger Corp. was organized as a wholly-owned subsidiary of Acquisition Corp. and was initially capitalized by Acquisition Corp. with an equity contribution of $78,363, comprised of $76,000 of cash and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. Immediately following this equity contribution, Merger Corp. issued $123,500 of Senior Increasing Rate Notes ("Bridge Notes") to an entity that has an ownership interest in Acquisition Corp. The Bridge Notes had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Notes of $119,735, net of $3,765 of associated debt issuance costs paid to an entity that has an ownership interest in Acquisition Corp.

         On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisition costs, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. used to retire 1,370 options of the Predecessor and the assumption of $56,733 in debt, preferred stock and related accrued interest and dividends, including a capital lease obligation. Included in the cost of the acquisition was $19,342 related to the purchase and retirement of 11,201 options of the Predecessor and $2,022 paid for acquisition expenses to an entity that has an ownership interest in Acquisition Corp. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. ("AKI"). Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corp. ("Holding").

         The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis of Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholder's equity of $15,730 was recorded which represents the difference between the fair value of the Predecessor's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals and goodwill of approximately $153,929. Goodwill is being amortized on a straight-line basis over 40 years.

         In connection with the Acquisition, AKI repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

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

1.   BASIS OF PRESENTATION (Continued)

     Acquisition  of  fragrance   sampling  business  of  Minnesota  Mining  and
     Manufacturing Company

         On June 22, 1998, AKI acquired the fragrance sampling business of Minnesota Mining and Manufacturing Company ("3M") for approximately $7,250 in cash and the assumption of liabilities totaling $182 (the "3M Acquisition"). The only tangible assets acquired were approximately $143 of equipment. The acquisition was accounted for using the purchase method of accounting and result in the recognition of intangible assets, primarily a non-compete agreement, totaling $7,289 which are being amortized on a straight-line basis over a period of 10 years.

     Refinancing of Bridge Notes

         On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Notes"). The Notes are general, unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Notes mature on July 1, 2008. The placement of the Notes yielded AKI net proceeds of $109,502 after deducting offering expenses of $5,498, including certain costs that were incurred subsequent to June 30, 1998. These offering expenses also include $3,450 of underwriting fees paid to an affiliate of the stockholder. The Notes contain customary covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness.

         Contemporaneous with the Notes offering, Holding completed a private offering of $50,000 of Senior Discount Debentures (the "Debentures"). The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The original issuance discount is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are general, unsecured obligations of Holding and mature on July 1, 2009.

         With the proceeds of the Debentures offering, Holding contributed $22,499 of cash to AKI. No additional shares were issued to Holding as a result of this contribution. On June 25, 1998, AKI used the proceeds from the contribution from Holding, together with the proceeds of the Notes offering, to repay the Bridge Notes, without penalty (collectively, the "Refinancing"). In conjunction with the Refinancing, AKI recorded a non-cash interest charge of $1,795 for the unamortized portion of the debt issuance costs associated with the Bridge Notes.

      Interim financial statements

         The interim consolidated condensed balance sheet at March 31, 1999, the interim consolidated condensed statement of operations for the period from December 16, 1997 through March 31, 1998, the interim consolidated condensed statement of operations for the period from January 1, 1998 through March 31, 1998, the interim consolidated condensed statements of operations for the three and nine months ended March 31, 1999, the interim consolidated condensed statement of cash flows for the period from December 16, 1997 through March 31, 1998, the interim consolidated condensed statement of cash flows for the nine months ended March 31, 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION (Continued)

         The accompanying unaudited interim consolidated condensed financial statements as of March 31, 1999 and for the three and nine months then ended and for the period from January 1, 1998 through March 31, 1998, present the financial position and results of operations of Holding on the basis of accounting described above and, accordingly, are not comparable with the audited financial statements for the period from July 1, 1997 through December 15, 1997.

         Unaudited pro forma results for Holding assuming the Acquisition, the 3M Acquisition and the Refinancing had occurred as of July 1, 1997 are presented below:


                                                           Unaudited Pro Forma Results for the
                                                           -----------------------------------
                                                           Three Months           Nine Months
                                                               Ended                 Ended
                                                          March 31, 1998        March 31, 1998
                                                          --------------        --------------

               Net sales.........................           $    22,374           $    65,473

               Income from operations............                 3,010                 6,568

               Interest expense..................                 4,200                12,557

               Net loss..........................                 1,174                 5,071


2.       INVENTORY

         The following table details the components of inventory:


                                                           March 31,1999         June 30, 1998
                                                            (unaudited)

              Raw materials
                  Paper..........................           $       580           $       556
                  Other raw materials............                 3,437                   786
                                                            -----------           -----------

              Net raw materials..................                 4,017                 1,342
              Work in process....................                 1,958                   736
                                                            -----------           -----------

              Net inventory......................           $     5,975           $     2,078
                                                            ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed balance sheet at March 31, 1999 (unaudited) and June 30, 1998 and condensed statements of operations, changes in stockholder equity and cash flows for the nine months ended March 31, 1999 (unaudited) for Holding have been prepared on the equity basis of accounting and should be read in conjunction on with the consolidated statements and notes thereto. Comparative statements of operations and cash flows for the prior year have not been provided as Holding was not effectively formed until December 15, 1997.

                                                   BALANCE SHEET

                                                                              March 31, 1999       June 30, 1998
                                                                              --------------       -------------
                                                                                (unaudited)


     Assets
     Cash..............................................................         $        -         $     2,201
     Investment in subsidiaries........................................             94,992              95,408
     Deferred charges..................................................              1,543               1,263
     Deferred income taxes.............................................                919                  19
                                                                                ----------         -----------

         Total assets..................................................         $   97,454         $    98,891
                                                                                ==========         ===========

     Liabilities
     Senior discount debentures........................................         $   28,713         $    26,020

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized; 1,000 shares issued and outstanding at March 31, 1999 (unaudited)
       and June 30, 1998...............................................                  -                   -
     Additional paid-in capital........................................             78,364              78,364
     Accumulated deficit...............................................             (9,623)             (5,493)
                                                                                ----------         -----------

         Total stockholder's equity....................................             68,741              72,871
                                                                                ----------         -----------

         Total liabilities and stockholder's equity....................         $   97,454         $    98,891
                                                                                ==========         ===========



                                              STATEMENT OF OPERATIONS

                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                  March 31, 1999
                                                                                                  --------------
                                                                                                    (unaudited)

     Equity in losses of subsidiaries..................................                            $      (416)
     Interest expense..................................................                                 (2,751)
                                                                                                   -----------

         Loss before income taxes......................................                                 (3,167)

     Income tax benefit................................................                                   (900)
                                                                                                   -----------

         Net loss......................................................                            $    (2,267)
                                                                                                   ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.  CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                                   STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                Additional
                                                          Common Stock            Paid-in      Accumulated
                                                       -------------------
                                                       Shares       Amount        Capital        Deficit          Total
                                                       ------       ------        -------        -------          -----

     Balances, June 30, 1998.......................      1,000    $       -     $   78,364     $    (5,493)   $    72,871

     Dividend to AHC I Acquisition
       Corp. (unaudited)...........................          -            -              -          (1,863)        (1,863)

     Net loss (unaudited)..........................          -            -              -          (2,267)        (2,267)
                                                     ---------    ---------     ----------     -----------    -----------

     Balance, March 31, 1999 (unaudited)...........      1,000    $       -     $   78,364     $    (9,623)   $    68,741
                                                     =========    =========     ==========     ===========    ===========



                                              STATEMENT OF CASH FLOWS


                                                                                                    Nine Months
                                                                                                       Ended
                                                                                                  March 31, 1999
                                                                                                  --------------
                                                                                                    (unaudited)

     Cash flows from operating activities
       Net loss........................................................                            $    (2,267)
         Adjustments to reconcile net loss to net cash.................
           provided by operating activities............................
           Net change in investment in subsidiaries....................                                    416
           Amortization of debt discount...............................                                  2,693
           Amortization of debt issuance costs.........................                                     67
           Deferred income taxes.......................................                                   (900)
           Increase in debt issuance costs.............................                                   (347)
                                                                                                   -----------

       Net cash used by operating activities...........................                                   (338)
                                                                                                   -----------

     Cash flows from financing activities
       Dividend to AHC I Acquisition Corp..............................                                 (1,863)
                                                                                                   -----------

     Net decrease in cash and cash equivalents.........................                                 (2,201)
     Cash and cash equivalents, beginning of period....................                                  2,201
                                                                                                   -----------

     Cash and cash equivalents, end of period..........................                            $         -
                                                                                                   ===========





                                            AKI,  INC.,  AND   SUBSIDIARIES   (a
                                 wholly-owned subsidiary of AKI Holding Corp.)
                                       CONSOLIDATED CONDENSED BALANCE SHEET
                                 (dollars in thousands, except share information)

                                                                                  March 31,           June 30,
                                                                                    1999                1998
                                                                                -------------      -------------
                                                                                                     (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,413      $        1,641
Accounts receivable, net...................................................            22,329              13,577
Inventory..................................................................             5,975               2,078
Income tax refund receivable...............................................                 -               5,155
Prepaid expenses...........................................................                71                 378
Deferred income taxes......................................................               827                 827
                                                                                -------------       -------------

   Total current assets....................................................            30,615              23,656

Property, plant and equipment..............................................            18,821              18,936
Goodwill, net..............................................................           148,953             151,842
Intangible assets..........................................................             6,742               7,289
Debt issuance costs........................................................             5,500               5,272
Deferred income taxes......................................................             1,571               3,869
Other assets...............................................................                47                 200
                                                                                -------------      --------------

   Total assets............................................................     $     212,249      $      211,064
                                                                                =============      ==============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations...............................     $         672      $          609
Current portion of other notes payable.....................................                 -               1,330
Accounts payable, trade....................................................             5,330               4,140
Accrued income taxes.......................................................               532                 100
Accrued interest...........................................................             3,041                 168
Accrued expenses...........................................................             3,598               4,464
                                                                                -------------      --------------

   Total current liabilities...............................................            13,173              10,811

Long-term portion of capital lease obligations.............................             1,527               1,489
Revolving credit line......................................................               800                   -
Senior notes...............................................................           115,000             115,000
Deferred income taxes......................................................             2,792               4,143
                                                                                -------------      --------------

   Total liabilities.......................................................           133,292             131,443

Stockholder's equity
Preferred  stock,  $0.01  par,  8,700  shares  authorized;  No shares  issued or outstanding at June 30, 1998 and
   March 31, 1999 (unaudited)..............................................                 -                   -
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding at June 30, 1998 and
   March 31, 1999 (unaudited)..............................................                 -                   -
Addition paid-in capital...................................................           100,862             100,862
Accumulated deficit........................................................            (5,870)             (5,454)
Accumulated other comprehensive loss.......................................              (305)                (57)
Carryover basis adjustment.................................................           (15,730)            (15,730)
                                                                                -------------      --------------

   Total stockholder's equity..............................................            78,957              79,621
                                                                                -------------      --------------


   Total liabilities and stockholder's equity..............................     $     212,249      $      211,064
                                                                                =============      ==============







     The accompanying notes are an integral part of these consolidated financial statements.



                                            AKI,  INC.,  AND   SUBSIDIARIES   (a
                                 wholly-owned subsidiary of AKI Holding Corp.)
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (dollars in thousands)


                                         AKI                                   AKI                      Predecessor
                             -----------------------------      ------------------------------       -----------------
                              Three months   Three Months         Nine Months   December 16, 1997      July 1, 1997
                                  Ended          Ended               Ended           Through              Through
                             March 31, 1999 March 31, 1998      March 31, 1999   March 31, 1998      December 15, 1997
                             -------------- --------------      --------------   --------------      -----------------
                               (unaudited)    (unaudited)         (unaudited)                           (unaudited)


Net sales..................    $  24,518       $ 19,191           $  68,979         $  21,982             $  35,186
Cost of goods sold.........       14,827         11,935              43,908            13,913                22,809
                               ---------       --------           ---------         ---------             ---------

   Gross profit............        9,691          7,256              25,071             8,069                12,377

Selling, general and.......
   administrative expenses.        3,924          2,699              10,333             3,182                 5,703
Amortization of goodwill and
   other intangibles.......        1,151            954               3,454             1,131                   568
                               ---------       --------           ---------         ---------             ---------

   Income from operations..        4,616          3,603              11,284             3,756                 6,106

Other expenses (income):...
   Interest expense to.....
      stockholder(s) and affiliate     -          4,293                   -             5,032                 2,143
   Interest expense to others, net 3,298            111               9,752               131                   503
   Management fees and.....
      other, net...........          242             48                 367                48                   226
                               ---------       --------           ---------         ---------             ---------

Income (loss) before.......
   income taxes............        1,076           (849)              1,165            (1,455)                3,234

Income tax expense (benefit)         795             38               1,581              (125)                1,441
                               ----------     -------------       --------------    ---------              --------


   Net income (loss).......    $     281       $   (887)          $    (416)        $  (1,330)            $   1,793
                               =========       ========           =========         ==========            =========
































                       The accompanying notes are an integral part of these consolidated financial statements.




                                                   AKI, INC., AND SUBSIDIARIES (a
                                            wholly-owned subsidiary of AKI Holding Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                                             STOCKHOLDER'S EQUITY (dollars in thousands,
                                                      except share information)


                                                                                          Accumulated
                                                                  Additional                  Other     Carryover
                                                Common Stock       Paid-in   Accumulated Comprehensive   Basis
                                              Shares    Dollars    Capital    Deficit        Loss      Adjustment         Total
                                              ------    -------    -------    -------     -----------  ----------         -----


Balances, June 30, 1998.........               1,000  $       -   $ 100,862   $(5,454)    $     (57)   $(15,730)        $ 79,621

Net loss (unaudited)............                                                 (416)                                      (416)

Other comprehensive loss, net of tax:
     Foreign currency translation
       adjusted (unaudited).....                                                               (248)                        (248)
                                                                                                                       ---------

Comprehensive loss (unaudited)..                                                                                            (664)
                                             -------  ---------   ---------   --------     --------    --------        ---------
Balances, March 31, 1999 (unaudited)           1,000  $       -   $ 100,862   $(5,870)     $   (305)   $(15,730)       $  78,957
                                             =======  =========   =========   ========     ========    ========        =========











































                       The accompanying notes are an integral part of these consolidated financial statements.





                                                   AKI, INC., AND SUBSIDIARIES (a
                                            wholly-owned subsidiary of AKI Holding Corp.)
                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                       (dollars in thousands)

                                                         AKI                     AKI              Predecessor
                                                   --------------          --------------      -----------------
                                                     Nine Months          December 16, 1997      July 1, 1997
                                                        Ended                  Through              Through
                                                   March 31, 1999          March 31, 1998      December 15, 1997
                                                   --------------          --------------      -----------------
                                                     (unaudited)             (unaudited)

Cash flows from operating activities
   Net income (loss).............................    $    (416)              $  (1,330)           $   1,793
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization of goodwill...
       and other intangibles.....................        6,561                   2,007                2,456
     Amortization of debt discount...............            -                      44                  233
     Amortization of debt issuance costs.........          461                   1,119                  101
     Deferred income taxes.......................          947                    (141)                (460)
     Other.......................................         (248)                    (76)                 (18)
     Changes in operating assets and liabilities:
       Accounts receivable.......................       (8,752)                 (6,329)               1,153
       Inventory.................................       (3,897)                    350                   69
       Prepaid expenses, deferred charges
         and other assets........................         (248)                   (429)                 (62)
       Income taxes..............................        5,587                       -                  699
       Accounts payable and accrued expenses.....        3,197                  (4,809)              (1,036)
                                                     ---------               ---------            ---------

       Net cash provided by (used in)
           operating activities..................        3,192                  (9,594)               4,928
                                                     ---------               ---------            ---------

   Cash flows from investing activities
     Purchases of equipment......................       (2,430)                   (255)                (807)
     Payments for acquisitions, net of cash
       acquired..................................            -                (134,153)                   -
                                                     ---------               ---------            ---------

         Net cash used in investing activities...       (2,430)               (134,408)                (807)
                                                     ---------               ---------            ---------

   Cash flows from financing activities
       Payments under capital leases for equipment        (460)                   (165)                (249)
     Net proceeds (repayments) on line of credit.          800                  (5,100)               2,362
     Proceeds from issuance of senior increasing
       rate notes, net of offering costs.........            -                 119,735                    -
     Proceeds from issuance  of common stock.....            -                  76,000                    -
     Redemption of preferred stock...............            -                  (8,678)                   -
     Repayment of loans payable to stockholder...            -                 (36,649)              (1,851)
     Repayment of other notes payable............       (1,330)                    (25)                 (50)
     Dividends paid on preferred stock...........            -                    (128)                (155)
                                                     ---------               ---------            ---------

       Net cash provided by (used in) financing
         activities..............................         (990)                144,990                   57
                                                     ---------               ---------            ---------

   Net increases (decrease) in cash and cash
         equivalents.............................         (228)                    988                4,178
   Cash and cash equivalents, beginning of period        1,641                       -                  303
                                                     ---------               ---------            ---------

   Cash and cash equivalents, end of period......    $   1,413               $     988            $   4,481
                                                     =========               =========            =========


   Supplemental information
     Cash paid (received) during the period for:
       Interest to stockholder(s)................    $       -               $   3,296            $   1,146
       Interest, other...........................        6,498                      68                  459
       Income taxes..............................       (4,953)                     15                1,222

   Significant non-cash activities
     Assets acquired under capital lease.........    $     561               $       -            $       -


                       The accompanying notes are an integral part of these consolidated financial statements.


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

     Acquisition of Arcade Holding Corporation

         DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. Merger Corp. was organized as a wholly-owned subsidiary of Acquisition Corp. and was initially capitalized by Acquisition Corp. with an equity contribution of $78,363, comprised of $76,000 of cash and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. Immediately following this equity contribution, Merger Corp. issued $123,500 of Senior Increasing Rate Notes ("Bridge Notes") to an entity that has an ownership interest in Acquisition Corp. The Bridge Notes had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Notes of $119,735, net of $3,765 of associated debt issuance costs paid to an entity that has an ownership interest in Acquisition Corp.

         On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisition costs, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of Acquisition Corp. used to retire 1,370 options of the Predecessor and the assumption of $56,733 in debt, preferred stock and related accrued interest and dividends, including a capital lease obligation. Included in the cost of the acquisition was $19,342 related to the purchase and retirement of 11,201 options of the Predecessor and $2,022 paid for acquisition expenses to an entity that has an ownership interest in Acquisition Corp. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. ("AKI"). Subsequent to the Acquisition, Acquisition Corp. contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corp. ("Holding").

         The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis of Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholder's equity of $15,730 was recorded which represents the difference between the fair value of Predecessor's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals and goodwill of approximately $153,929.Goodwill is being amortized on a straight-line basis over 40 years.

         In connection with the Acquisition, AKI repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION (Continued)

     Acquisition  of  fragrance   sampling  business  of  Minnesota  Mining  and
     Manufacturing Company

         On June 22, 1998, AKI acquired the fragrance sampling business of Minnesota Mining and Manufacturing Company ("3M") for approximately $7,250 in cash and the assumption of liabilities totaling $182 (the "3M Acquisition"). The only tangible assets acquired were approximately $143 of equipment. The acquisition was accounted for using the purchase method of accounting and result in the recognition of intangible assets, primarily a non-compete agreement, totaling $7,289 which are being amortized on a straight-line basis over a period of 10 years.

     Refinancing of Bridge Notes

         On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Notes"). The Notes are general, unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Notes mature on July 1, 2008. The placement of the Notes yielded AKI net proceeds of $109,502 after deducting offering expenses of $5,498, including certain costs that were incurred subsequent to June 30, 1998. These offering expenses also include $3,450 of underwriting fees paid to an affiliate of the stockholder. The Notes contain customary covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness.

         Contemporaneous with the Notes offering, Holding completed a private offering of $50,000 of Senior Discount Debentures (the "Debentures"). The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The original issuance discount is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are general, unsecured obligations of Holding and mature on July 1, 2009.

         With the proceeds of the Debentures offering, Holding contributed $22,499 of cash to AKI. No additional shares were issued to Holding as a result of this contribution. On June 25, 1998, AKI used the proceeds from the contribution from Holding, together with the proceeds of the Notes offering, to repay the Bridge Notes, without penalty (collectively, the "Refinancing"). In conjunction with the Refinancing, AKI recorded a non-cash interest charge of $1,795 for the unamortized portion of the debt issuance costs associated with the Bridge Notes.

      Interim financial statements

         The interim consolidated condensed balance sheet at March 31, 1999, the interim consolidated condensed statement of operations for the period from December 16, 1997 through March 31, 1998, the interim consolidated condensed statement of operations for the period from January 1, 1998 through March 31, 1998, the interim consolidated condensed statements of operations for the three and nine months ended March 31, 1999, the interim consolidated condensed statement of cash flows for the period from December 16, 1997 through March 31, 1998, the interim consolidated condensed statement of cash flows for the nine months ended March 31, 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


1.   BASIS OF PRESENTATION (Continued)

         The accompanying unaudited interim consolidated condensed financial statements as of March 31, 1999 and for the three and nine months then ended and for the period from January 1, 1998 through March 31, 1998, present the financial position and results of operations of AKI on the basis of accounting described above and, accordingly, are not comparable with the audited financial statements for the period from July 1, 1997 through December 15, 1997.

         Unaudited pro forma results for AKI assuming the Acquisition, the 3M Acquisition and the Refinancing had occurred as of July 1, 1997 are presented below:



                                                           Unaudited Pro Forma Results for the
                                                           -----------------------------------
                                                           Three Months           Nine Months
                                                               Ended                 Ended
                                                          March 31, 1998        March 31, 1998
                                                          --------------        --------------

               Net sales.........................           $    22,374           $    65,473

               Income from operations............                 3,010                 6,568

               Interest expense..................                 3,300                 9,816

               Net loss..........................                   570                 3,228


2.       INVENTORY

         The following table details the components of inventory:

                                                           March 31,1999         June 30, 1998
                                                           -------------         -------------
                                                            (unaudited)

              Raw materials
                  Paper..........................           $       580           $       556
                  Other raw materials............                 3,437                   786
                                                            -----------           -----------

              Net raw materials..................                 4,017                 1,342
              Work in process....................                 1,958                   736
                                                            -----------           -----------

              Net inventory......................           $     5,975           $     2,078
                                                            ===========           ===========




ITEM 2.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2 the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI") and the term "Holding" refers to AKI Holding Corp.

General

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

The Acquisition

         DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Company's management organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring Arcade Holding Corporation (the "Predecessor"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (i) the assumption of a promissory note issued by the Predecessor in connection with the 1995 acquisition of Scent Seal, Inc. and certain capital lease obligations and (ii) the exchange of stock options to acquire common stock in the Predecessor by the Predecessor's chief executive officer for an option to acquire preferred stock in Acquisition Corp. To provide the $199.5 million of cash necessary to fund the Acquisition, including the equity purchase price and the retirement of all previously existing preferred stock and debt of the Predecessor not assumed, (i) the Merger Corp. issued $123.5 million Senior Increasing Rate Notes (the "Bridge Notes") to Scratch & Sniff Funding, Inc., an affiliate of DLJMBII and Acquisition Corp. and (ii) Acquisition Corp. received $76.0 million from debt and equity (common and preferred) financings, including equity investments by certain stockholders of the Predecessor, which was contributed to Merger Corp. Immediately following the Acquisition, Merger Corp. merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. Acquisition Corp. then contributed its $1 of cash and all of its ownership interest in AKI to Holding for 1,000 shares of Holding's common stock.

         The Bridge Notes were subsequently repaid on June 25, 1998 from the proceeds of AKI's issuance of $115.0 million of Senior Notes (the "Notes") and from a capital contribution (the "Equity Contribution") from Holding. On June 25, 1998, Holding issued and sold Senior Discount Debentures (the "Debentures") totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund a capital contribution to AKI.

         The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill and a significant increase in amortization expense.

Results of Operations

         For purposes of the following discussion, the results of operations for the nine months ended March 31, 1998 reflect the combination of the results of operations of the Predecessor for the period July 1, 1997 through December 15, 1997, the date of the Acquisition, with the results of operations of the Company for the period December 16, 1997 through March 31, 1998. Because of the effects of purchase accounting applied in the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations of the Predecessor.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Sales. Net sales for the three months ended March 31, 1999, increased $5.3 million, or 27.6%, to $24.5 million as compared to $19.2 million for the three months ended March 31, 1998. The increases were primarily attributable to a $4.4 million increase in domestic sales of cosmetic sampling products and an increase in sales of consumer product samples, partially offset by decreases in certain fragrance industry sampling.

         Gross Profit. Gross profit for the three months ended March 31, 1999, increased $2.4 million, or 32.9%, to $9.7 million as compared to $7.3 million for three months ended March 31, 1998. Gross profit as a percentage of net sales increased to 39.6% in the three months ended March 31, 1999, from 38.0% in the three months ended March 31, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above and reductions in raw materials costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999, increased $1.2 million, or 44.4% to $3.9 million as compared to $2.7 million for the three months ended March 31, 1998. The increase in selling, general and administrative expenses was primarily due to a severance charge related to the former president and chief executive officer, changes in executive compensation following the Acquisition and increased sales commissions related to the increase in net sales. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 15.9% in the three months ended March 31, 1999 from 14.1% in the three months ended March 31, 1998.

         Income from Operations. Income from operations for the three months ended March 31, 1999 increased $1.0 million, or 27.8%, to $4.6 million as compared to $3.6 million for the three months ended March 31, 1998. Income from operations as a percentage of net sales was 18.8% in the three months ended
March 31, 1999, unchanged from the three months ended March 31, 1998, principally as a result of the factors described above, offset by the increase in amortization of other intangibles resulting from the 3M Acquisition.

         Interest Expense. Interest expense for the three months ended March 31, 1999, decreased $0.1 million, or 2.3% to $4.3 million, as compared to $4.4 million for the three months ended March 31, 1998. Interest expense as a percentage of net sales decreased to 17.6% in the three months ended March 31, 1999 from 22.9% in the three months ended March 31, 1998. The decrease in interest expense, including the amortization of deferred financing costs, is a result of the refinancing in June 1998 of the Bridge Notes, incurred in connection with the Acquisition, with the Notes and Debentures.

         Interest expense for AKI for the three months ended March 31, 1999, decreased $1.1 million, or 25.0% to $3.3 million, as compared to $4.4 million for the three months ended March 31, 1998. Interest expense as a percentage of net sales decreased to 13.5% in the three months ended March 31, 1999 from 22.9% in the three months ended March 31, 1998. The decrease in interest expense, including the amortization of deferred financing costs, is a result of the refinancing in June 1998 of the Bridge Notes, incurred in connection with the Acquisition, with the Notes and the Equity Contribution.

         Management Fees and Other, Net. Management fees and other, net for the three months ended March 31, 1999, increased $0.2 million to $0.2 million. The increase is primarily due to the write off of failed acquisition costs.

         Income Tax Expense. Income tax expense for the three months ended March 31, 1999 increased $0.5 million to $0.5 million. The increase is due to the increase in income before income taxes as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 44.5% in the three months ended March 31, 1999 and 38.2% in the three months ended March 31, 1998. The increase in the effective tax rate is due to the portion of the interest expense on the Debentures which is non-deductible for income tax purposes.

         Income tax expense for AKI for the three months ended March 31, 1999 increased $0.8 million to $0.8 million. The increase is due to the increase in income before income taxes as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the three months ended March 31, 1999 and 38.2% in the three months ended March 31, 1998.

         EBITDA. EBITDA for the three months ended March 31, 1999, increased $1.5 million, or 28.3%, to $6.8 million as compared to $5.3 million for the three months ended March 31, 1998, principally as a result of the factors described above. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998

         Net Sales. Net sales for the nine months ended March 31, 1999, increased $11.8 million, or 20.6%, to $69.0 million as compared to $57.2 million for the nine months ended March 31, 1998. The increases were primarily attributable to a $6.7 million increase in domestic sales of cosmetic sampling products and the $3.8 million growth of the Company's European revenues. Other increases were attributable to increases in sales of consumer product samples, partially offset by decreases in certain fragrance industry sampling.

         Gross Profit. Gross profit for the nine months ended March 31, 1999, increased $4.7 million, or 23.0%, to $25.1 million as compared to $20.4 million for the nine months ended March 31, 1998. Gross profit as a percentage of net sales increased to 36.4% in the nine months ended March 31, 1999, from 35.7% in the nine months ended March 31, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above and reduction in raw material costs offset by a decrease in certain fragrance samples pricing, changes in product sales mix, increased costs associated with the outsourcing of European production and increased costs associated with the initial production runs of certain customer products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 1999, increased $1.4 million, or 15.7% to $10.3 million as compared to $8.9 million for the nine months ended March 31, 1998. The increase in selling, general and administrative expenses was primarily due to a severance charge related to the former president and chief executive officer, changes in executive compensation following the Acquisition, increased sales commissions related to the increase in net sales and costs associated with the transition of the 3M Acquisition, offset partially by reduced advertising expenditures, staff reductions and realized gains from foreign currency transactions in Europe. As a result of these factors, selling, general and administrative expenses as a percent of net sales decreased to 14.9% in the nine months ended March 31, 1999 from 15.6% in the nine months ended March 31, 1998.

         Income from Operations. Income from operations for the nine months ended March 31, 1999, increased $1.4 million, or 14.1%, to $11.3 million as compared to $9.9 million for the nine months ended March 31, 1998. Income from operations as a percentage of net sales decreased to 16.4% in the nine months ended March 31, 1999, from 17.3% in the nine months ended March 31, 1998, principally as a result of the increase in amortization of goodwill and other intangibles resulting from the Acquisition and the 3M Acquisition and the factors described above.

         Interest Expense. Interest expense for the nine months ended March 31, 1999, increased $4.7 million, or 60.3% to $12.5 million as compared to $7.8 million for the nine months ended March 31, 1998. Interest expense as a percentage of net sales increased to 18.1% in the nine months ended March 31, 1999 from 13.6% in the nine months ended March 31, 1998. The increase in interest expense is due to the increased indebtedness as a result of the recapitalization of the Company in connection with the Acquisition, partially offset by the refinancing of the Bridge Notes with the Notes and Debentures.

         Interest expense for AKI for the nine months ended March 31, 1999, increased $2.0 million, or 25.6% to $9.8 million as compared to $7.8 million for the nine months ended March 31, 1998. Interest expense as a percentage of net sales increased to 14.2% in the nine months ended March 31, 1999 from 13.6% in the nine months ended March 31, 1998. The increase in interest expense is due to the increased indebtedness as a result of the recapitalization of the Company in connection with the Acquisition, partially offset by the refinancing of the Bridge Notes with the Notes and the Equity Contribution.

         Management Fees and Other, Net. Management fees and other, net for the nine months ended March 31, 1999, were $0.4 million as compared to $0.3 million for the nine months ended March 31, 1998. Management fees and other, net as a percentage of net sales were relatively constant in the nine months ended March 31, 1999 and 1998.

         Income Tax Expense. Income tax expense for the nine months ended March 31, 1999, decreased $0.6 million or 46.2% to $0.7 million as compared to $1.3 million for the nine months ended March 31, 1998 due to the decrease in income before income taxes partially offset by the increase in non-deductible goodwill amortization. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 52.3% in the nine months ended March 31, 1999, and 38.0% in the nine months ended March 31, 1998. The increase in the effective tax rate is due to the portion of the interest expense on the Debentures which is non-deductible for income tax purposes.

         Income tax expense for AKI for the nine months ended March 31, 1999, increased $0.3 million or 23.1% to $1.6 million as compared to $1.3 million for the nine months ended March 31, 1998 due to the increase in taxable income resulting from the increase in non-deductible goodwill, partially offset by a decrease in income before taxes. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the nine months ended March 31, 1999, and 38.0% in the nine months ended March 31, 1998.

         EBITDA. EBITDA for the nine months ended March 31, 1999, increased $3.5 million, or 24.5%, to $17.8 million as compared to $14.3 million for the nine months ended March 31, 1998, principally as a result of the factors described above. EBITDA is income form operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

         At March 31, 1999, the Company's cash and cash equivalents and net working capital were $1.4 million and $17.4 million, respectively, representing a decrease in cash and cash equivalents of $2.4 million and an increase in net working capital of $2.4 million from June 30, 1998. Account receivables, net, at March 31, 1999 increased 64.5% or $8.8 million over the June 30, 1998 amount, primarily due to increased sales and an increase in days sales outstanding.

         As of March 31, 1999, the Company had consolidated indebtedness, including accrued interest, in an aggregate amount of $149.8 million, consisting primarily of AKI's $115.0 million principal amount of Notes due 2008 and Holding's $28.7 million of Debentures, net of unamortized original issuance discount, due 2009 and AKI had consolidated indebtedness, including accrued interest, in an aggregate amount of $121.0 million. At March 31, 1999, the Company's revolving credit facility (the "Credit Agreement") provided for additional borrowings of approximately $18.6 million, subject to a borrowing base calculation and the achievement of certain financial ratios and compliance with certain conditions.

         Capital expenditures for the twelve months ending March 31, 2000 are expected to be approximately $3.0 million. Based on borrowings outstanding as of March 31, 1999, the Company expects total cash payments for debt service for the twelve months ending March 31, 2000 to be approximately $13.1 million, consisting of $12.1 million in interest payments on the Notes, $0.9 million in capital lease payments, and $0.1 million in fees under the Credit Agreement. The Company also expects to make royalty payments of approximately $1.0 million during the twelve months ending March 31, 2000. The Company believes that its liquidity, capital resources and cash flows from existing operations will be sufficient to fund budgeted capital expenditures, working capital requirements and interest payments on its indebtedness, including the Notes, for the twelve months ending March 31, 2000.

         The Company may from time to time evaluate potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisition. Potential sources of capital include cash generated from operations, borrowings under the Credit Agreement, additional equity investments or other external debt or equity financing, subject to compliance with the terms of the Notes and Debentures. There can be no assurance that such additional capital sources will be available to the Company on terms that the Company finds acceptable, or at all.

3M Acquisition

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

Cost Reduction Program

         The Company has implemented a comprehensive program designed to reduce annual operating costs. The comprehensive cost reduction program was developed by the Company in connection with an evaluation of its operations conducted by manufacturing consultants with significant experience in the printing industry and is designed to improve the Company's operating efficiency through (i) reduced materials cost derived from scrap/waste reduction and from more effective purchasing (savings of approximately $1.2 million annually), (ii) streamlined manufacturing processes that reduce the amount of time required to prepare for successive production runs utilizing the same equipment and that reduce the amount of time equipment is under utilized by improved scheduling of production runs (savings of approximately $2.2 million annually), and (iii) rationalized staffing in the product support area (savings of approximately $0.6 million annually). Management expects the benefit of the materials cost reductions and rationalized staffing which were implemented in July 1998 to be realized in Fiscal 1999, while manufacturing process improvements are being reviewed to determine which improvements are best suited to be implemented. Realization from such implemented improvements is expected to be in the fiscal year ended June 30, 2000. Approximately ninety percent and seventy-five of the estimated annual savings for reduced materials costs (partially as the result of reduced paper pricing) and reduced staffing levels, respectfully have been realized as of March 31, 1999. The amount of operational savings ultimately realized may also be affected by changes in product mix that may take place.

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

         To date,  the  Company  has  spent  $76,000  on Year  2000  compliance.
Although the Company expects the above referenced expenditures will be sufficient to ensure the Company is Year 2000 compliant, the Company anticipates budgeting an additional $49,000 for any unforeseen problems arising with respect to Year 2000 compliance between July 1, 1999 and the Year 2000. All expenditures with respect to Year 2000 compliance will be funded from working capital.

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

Management Change

         On February 1, 1999, Roger Barnett terminated his employment as president and chief executive officer and the Company engaged William J. Fox as president and chief executive officer.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          27.1     Financial Data Schedule
          27.2     Financial Data Schedule
          27.3     Financial Data Schedule
          27.4     Financial Data Schedule

(b)      Reports on Form 8-K

         On February 11, 1999, AKI Holding Corp. filed a Form 8-K, reporting the appointment of William J. Fox as Chief Executive Officer.


                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AKI HOLDING CORP.

                                     By:      /s/ Kenneth A. Budde
                                              ----------------------------------
                                              Kenneth A. Budde
                                              Chief Financial Officer

                                     AKI, INC.

                                     By:      /s/ Kenneth A. Budde
                                              ----------------------------------
                                              Kenneth A. Budde
                                              Chief Financial Officer