Form 10-Q
period 1999-09-30
AKI HOLDING CORP
filed 1999-11-15
CIK 1067550

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                        Commission File Number: 333-60989

                                    AKI, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3785856
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization                             Identification No.)

             1815 East Main Street
                Chattanooga, TN                                    37404
   (Address of principal executive offices)                      (Zip Code)

                                 (423) 624-3301
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes (_) No

As of November 12, 1999, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI Inc. meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         AKI Holding Corp. and Subsidiaries

             Consolidated Condensed Balance Sheet

             -   September 30, 1999 (unaudited)
             -   June 30, 1999

             Consolidated Condensed Statements of Operations

             -   Three months ended September 30, 1999 (unaudited)
             -   Three months ended September 30, 1998 (unaudited)

             Consolidated Condensed Statement of Changes in Stockholder's Equity

             -   Three months ended September 30, 1999 (unaudited)

             Consolidated Condensed Statements of Cash Flows

             -   Three months ended September 30, 1999 (unaudited)
             -   Three months ended September 30, 1998 (unaudited)

             Notes to Consolidated Condensed Financial Statements

         AKI, Inc. and Subsidiaries

             Consolidated Condensed Balance Sheet

             -   September 30, 1999 (unaudited)
             -   June 30, 1999

             Consolidated Condensed Statements of Operations

             -   Three months ended September 30, 1999 (unaudited)
             -   Three months ended September 30, 1998 (unaudited)

             Consolidated Condensed Statement of Changes in Stockholder's Equity

             -   Three months ended September 30, 1999 (unaudited)

             Consolidated Condensed Statements of Cash Flows

             -   Three months ended September 30, 1999 (unaudited)
             -   Three months ended September 30, 1998 (unaudited)

Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (dollars in thousands, except share information)


                                                       September 30,   June 30,
                                                          1999           1999
                                                        ---------     ---------
                                                       (unaudited)

ASSETS
Current assets
Cash and cash equivalents ..........................    $     473     $   7,015
Accounts receivable, net ...........................       26,138        16,287
Inventory ..........................................        6,252         5,109
Income tax refund receivable .......................          164            32
Prepaid expenses ...................................          433           452
Deferred income taxes ..............................          399           400
                                                        ---------     ---------

   Total current assets ............................       33,859        29,295

Property, plant and equipment, net .................       18,257        18,511
Goodwill, net ......................................      161,746       147,990
Other intangible assets, net .......................        6,378         6,560
Deferred charges, net ..............................        9,295         6,839
Deferred income taxes ..............................        2,295         4,338
Other assets .......................................           92            46
                                                        ---------     ---------

   Total assets ....................................    $ 231,922     $ 213,579
                                                        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations .......    $   1,349     $     688
Accounts payable, trade ............................        6,046         3,400
Accrued income taxes ...............................          164           497
Accrued interest ...................................        3,087         6,047
Accrued expenses ...................................        5,903         3,810
                                                        ---------     ---------

   Total current liabilities .......................       16,549        14,442

Long-term portion of capital lease obligations .....          521         1,349
Revolving credit line ..............................       14,750          --
Senior notes .......................................      115,000       115,000
Senior discount debentures .........................       30,652        29,651
Deferred income taxes ..............................        3,220         3,340
                                                        ---------     ---------

   Total liabilities ...............................      180,692       163,782

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding ............         --            --
Additional paid-in capital .........................       78,364        78,364
Accumulated deficit ................................      (11,191)      (12,472)
Accumulated other comprehensive loss ...............         (213)         (365)
Carryover basis adjustment .........................      (15,730)      (15,730)
                                                        ---------     ---------

   Total stockholder's equity ......................       51,230        49,797
                                                        ---------     ---------


   Total liabilities and stockholder's equity ......    $ 231,922     $ 213,579
                                                        =========     =========




The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              (a wholly-owned subsidiary of AHCI Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENT SOF OPERATIONS
                             (dollars in thousands)




                                           Three months         Three months
                                               ended               ended
                                         September 30, 1999   September 30, 1998
                                         ------------------   ------------------
                                            (unaudited)          (unaudited)

Net Sales ...........................      $     28,379          $     24,024
Cost of goods sold ..................            15,792                15,421
                                           ------------          ------------

    Gross profit ....................            12,587                 8,603

Selling, general and
    administrative expenses .........             4,158                 3,115
Amortization of goodwill and
    other intangibles ...............             1,164                 1,151
                                           ------------          ------------

    Income from operations ..........             7,265                 4,337

Other expenses:
    Interest expense, net ...........             4,372                 4,096
    Management fees and
        other, net ..................                63                    63
                                           ------------          ------------

Income before
    income taxes ....................             2,830                   178

Income tax expense ..................             1,549                   502
                                           ------------          ------------

    Net income (loss) ...............      $      1,281          $       (324)
                                           ============          ============















The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDER'S EQUITY (dollars in
                      thousands, except share information)

                                                                                           Accumulated
                                                Common Stock       Additional                  Other     Carryover
                                            --------------------    Paid-in   Accumulated  Comprehensive   Basis
                                             Shares     Dollars     Capital     Deficit        Loss      Adjustment      Total
                                            --------    --------    --------    --------     --------    ----------    --------
Balances, June 30, 1999 ................       1,000    $   --      $ 78,364    $(12,472)    $   (365)    $(15,730)    $ 49,797

 Net income (unaudited) ................                                           1,281                                  1,281

 Other comprehensive income, net of
   tax:
     Foreign currency translation
         adjustment (unaudited) ........                                                          152                       152
                                                                                                                       --------
Comprehensive income (unaudited) .......                                                                                  1,433
                                            --------    --------    --------    --------     --------     --------     --------

Balances, September 30, 1999 (unaudited)       1,000    $   --      $ 78,364    $(11,191)    $   (213)    $(15,730)    $ 51,230
                                            ========    ========    ========    ========     ========     ========     ========









The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                      Three months        Three months
                                                          ended              ended
                                                    September 30, 1999  September 30, 1998
                                                    ------------------  ------------------
                                                       (unaudited)        (unaudited)
Cash flows from operating activities
    Net income (loss) ..............................     $  1,281          $   (324)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization of goodwill
            and other intangibles ..................        2,212             2,186
        Amortization of debt discount ..............        1,001               878
        Amortization of debt issuance costs ........          199               143
        Deferred income taxes ......................        1,925              (403)
        Other ......................................          152               112
        Changes in operating assets and liabilities:
            Accounts receivable ....................       (6,654)           (7,872)
            Inventory ..............................         (174)           (1,906)
            Prepaid expenses, deferred charges
              and other assets .....................           30              (387)
            Income taxes ...........................         (333)            5,958
            Accounts payable and accrued expenses ..       (3,992)            3,132
                                                         --------          --------

            Net cash provided by (used in)
                operating activities ...............       (4,353)            1,517
                                                         --------          --------

Cash flows from investing activities
    Purchases of equipment .........................         (609)             (678)
    Payments for acquisitions, net of cash
        acquired ...................................      (16,163)             --
                                                         --------          --------


            Net cash used in investing activities ..      (16,772)             (678)
                                                         --------          --------

Cash flows from financing activities
    Payments under capital leases for equipment ....         (167)             (147)
    Net proceeds on line of credit .................       14,750              --
        Repayment of other notes payable ...........         --              (1,330)
        Dividend paid to AHCI Acquisition Corp. ....         --              (1,863)
                                                         --------          --------

        Net cash provided by (used in) financing
          activities ...............................       14,583            (3,340)
                                                         --------          --------

Net (decrease) in cash and cash equivalents ........       (6,542)           (2,501)
Cash and cash equivalents, beginning of period .....        7,015             3,842
                                                         --------          --------

Cash and cash equivalents, end of period ...........     $    473          $  1,341
                                                         ========          ========

Supplemental information
    Cash paid (received) during the period for:
        Interest, other ............................     $  6,130          $     39
        Income taxes ...............................           89            (5,053)





The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries for a total cost of approximately $12 million and refinanced working capital indebtedness of approximately $5 million of Retcom Holdings Ltd. and its subsidiaries. Retcom Holdings Ltd. businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. Retcom Holdings Ltd. also has a creative services division that handles marketing communications, catalogs and data base marketing and a multi-media division for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting and management is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed. Results of operations for the three months ended September 30, 1999 include the results of Retom Holdings Ltd. for the fifteen days ended September 30, 1999.

     Interim financial statements

          The interim consolidated condensed balance sheets at September 30, 1999 and the interim consolidated condensed statement of operations for the three months ended September 30, 1999 and 1998, the interim consolidated condensed statement of cash flows for the three months ended September 30, 1999 an 1998 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)




1.   BASIS OF PRESENTATION (Continued)

          Unaudited pro forma results for Holding assuming the acquisition of Retcom Holdings Ltd. had occurred as of July 1, 1999 and 1998 are not presented because management has not been able to obtain all of the necessary Retcom Holdings Ltd. financial information for prior periods. The inclusion of Retcom Holdings Ltd. for the fifteen day period was immaterial to Holding's results of operations for the three months ended September 30, 1999.

2.   INVENTORY

     The following table details the components of inventory:

                                            September 30, 1999  June 30, 1999
                                            ------------------  -------------
                                               (unaudited)
     Raw materials
         Paper ............................     $     2,487     $     1,088
         Other raw materials ..............           1,384           2,328
                                                -----------     -----------

     Net raw materials ....................           3,871           3,416
     Work in process ......................           2,381           1,693
                                                -----------     -----------

     Net inventory ........................     $     6,252     $     5,109
                                                ===========     ===========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed balance sheets at September 30, 1999 (unaudited) and June 30, 1999 and condensed statements of operations, changes in stockholder's equity and cash flows for the three months ended September 30, 1999 and 1998 (unaudited) for Holding have been prepared on the equity basis of accounting and should be read in conjunction on with the consolidated statements and notes thereto.

                                           BALANCE SHEET

                                                              September 30, 1999    June 30, 1999
                                                              ------------------    -------------
                                                                 (unaudited)
     Assets
     Cash ..................................................     $       --        $       --
     Investment in subsidiaries ............................           94,786            92,817
     Deferred charges ......................................            1,495             1,520
     Deferred income taxes .................................            1,544             1,206
                                                                 ------------      ------------

         Total assets ......................................     $     97,825      $     95,543
                                                                 ============      ============

     Liabilities
     Senior discount debentures ............................     $     30,652      $     29,651

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
         1,000 shares issued and outstanding ...............             --                --
     Additional paid-in capital ............................           78,364            78,364
     Accumulated deficit ...................................          (11,191)          (12,472)
                                                                 ------------      ------------

         Total stockholder's equity ........................           67,173            65,892
                                                                 ------------      ------------

         Total liabilities and stockholder's equity ........     $     97,825      $     95,543
                                                                 ============      ============


                                    STATEMENT OF OPERATIONS

                                                Three months         Three months
                                                   ended                ended
                                             September 30, 1999   September 30, 1998
                                             ------------------   ------------------
                                                (unaudited)          (unaudited)
     Equity in net income of subsidiaries..     $      1,969        $        273
     Interest expense .....................            1,024                 886
                                                ------------        ------------

       Income (loss) before income taxes..               945                (613)

     Income tax benefit ...................             (336)               (289)
                                                ------------        ------------

         Net income (loss) ................     $      1,281        $       (324)
                                                ============        ============

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



3.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                                     STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                       Common Stock            Additional
                                                 -------------------------       Paid-in      Accumulated
                                                   Shares         Amount         Capital        Deficit          Total
                                                 ----------     ----------     ----------     ----------      ----------
     Balances, June 30, 1999 ...............          1,000     $     --       $   78,364     $  (12,472)     $   65,892

     Net income (unaudited) ................           --             --             --            1,281           1,281
                                                 ----------     ----------     ----------     ----------      ----------

     Balance, September 30, 1999 (unaudited)          1,000     $     --       $   78,364     $  (11,191)     $   67,173
                                                 ==========     ==========     ==========     ==========      ==========


                                        STATEMENT OF CASH FLOWS

                                                           Three months           Three months
                                                               ended                  ended
                                                         September 30, 1999     September 30, 1998
                                                         ------------------     ------------------
                                                            (unaudited)            (unaudited)
     Cash flows from operating activities
       Net income (loss) .............................     $      1,281          $       (324)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Net change in investment in subsidiaries ..           (1,969)                 (273)
           Amortization of debt discount .............            1,001                   878
           Amortization of debt issuance costs .......               23                    17
           Deferred income taxes .....................             (336)                 (289)
           Increase in debt issuance costs ...........             --                    (347)
                                                           ------------          ------------

       Net cash used by operating activities .........             --                    (338)
                                                           ------------          ------------

     Cash flows from financing activities
       Dividend to AHC I Acquisition Corp. ...........             --                  (1,863)
                                                           ------------          ------------

     Net decrease in cash and cash equivalents .......             --                  (2,201)
     Cash and cash equivalents, beginning of period ..             --                   2,201
                                                           ------------          ------------

     Cash and cash equivalents, end of period ........     $       --            $       --
                                                           ============          ============

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEET
                (dollars in thousands, except share information)

                                                      September  30,    June 30,
                                                           1999           1999
                                                       ------------   ------------
                                                       (unaudited)
ASSETS
Current assets
Cash and cash equivalents ........................     $        473   $      7,015
Accounts receivable, net .........................           26,138         16,287
Inventory ........................................            6,252          5,109
Income tax refund receivable .....................              164             32
Prepaid expenses .................................              433            452
Deferred income taxes ............................              399            400
                                                       ------------   ------------

   Total current assets ..........................           33,859         29,295

Property, plant and equipment ....................           18,257         18,511
Goodwill, net ....................................          161,746        147,990
Other intangible assets, net .....................            6,378          6,560
Deferred charges, net ............................            7,800          5,319
Deferred income taxes ............................              751          3,132
Other assets .....................................               92             46
                                                       ------------   ------------

   Total assets ..................................     $    228,883   $    210,853
                                                       ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations .....     $      1,349   $        688
Accounts payable, trade ..........................            6,046          3,400
Accrued income taxes .............................              164            497
Accrued interest .................................            3,087          6,047
Accrued expenses .................................            5,903          3,810
                                                       ------------   ------------

   Total current liabilities .....................           16,549         14,442

Long-term portion of capital lease obligations ...              521          1,349
Revolving credit line ............................           14,750           --
Senior notes .....................................          115,000        115,000
Deferred income taxes ............................            3,220          3,340
                                                       ------------   ------------

   Total liabilities .............................          150,040        134,131

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding ...........             --             --
Addition paid-in capital .........................          100,862        100,862
Accumulated deficit ..............................           (6,076)        (8,045)
Accumulated other comprehensive loss .............             (213)          (365)
Carryover basis adjustment .......................          (15,730)       (15,730)
                                                       ------------   ------------

   Total stockholder's equity ....................           78,843         76,722
                                                       ------------   ------------

   Total liabilities and stockholder's equity ....     $    228,883   $    210,853
                                                       ============   ============




The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                           Three months         Three months
                                               ended               ended
                                         September 30, 1999   September 30, 1998
                                         ------------------   ------------------
                                            (unaudited)          (unaudited)

Net sales .........................        $     28,379          $     24,024
Cost of goods sold ................              15,792                15,421
                                           ------------          ------------

    Gross profit ..................              12,587                 8,603
Selling, general and
    administrative expenses .......               4,158                 3,115
Amortization of goodwill and
    other intangibles .............               1,164                 1,151
                                           ------------          ------------

    Income from operations ........               7,265                 4,337

Other expenses:
    Interest expense to others, net               3,348                 3,210
    Management fees and
        other, net ................                  63                    63
                                           ------------          ------------

Income  before
    income taxes ..................               3,854                 1,064

Income tax expense ................               1,885                   791
                                           ------------          ------------

    Net income ....................        $      1,969          $        273
                                           ============          ============









The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
                        STOCKHOLDER'S EQUITY (dollars in
                      thousands, except share information)

                                                                                           Accumulated
                                                Common Stock       Additional                  Other     Carryover
                                            --------------------    Paid-in   Accumulated  Comprehensive   Basis
                                             Shares     Dollars     Capital     Deficit        Loss      Adjustment      Total
                                            --------    --------    --------    --------     --------    ----------    --------
Balances, June 30, 1999 ................       1,000    $   --      $100,862    $ (8,045)    $   (365)    $(15,730)    $ 76,722

Net income (unaudited) .................                                           1,969                                  1,969

Other comprehensive income, net of tax:
     Foreign currency translation
       adjustment (unaudited) ............                                                        152                       152
                                                                                                                       --------

Comprehensive income (unaudited) .......                                                                                  2,121
                                            --------    --------    --------    --------     --------     --------     --------
Balances, September 30, 1999 (unaudited)       1,000    $   --      $100,862    $ (6,076)    $   (213)    $(15,730)    $ 78,843
                                            ========    ========    ========    ========     ========     ========     ========




The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                             Three Months         Three Months
                                                                 Ended                Ended
                                                           September 30, 1999   September 30, 1998
                                                           ------------------   ------------------
                                                              (unaudited)           (unaudited)
Cash flows from operating activities
    Net income .....................................          $      1,969       $        273
    Adjustments to reconcile net income to
      net cash provided by operating  activities:
        Depreciation and amortization of goodwill
            and other intangibles ..................                 2,212              2,186
        Amortization of debt issuance cost .........                   176                143
        Deferred income taxes ......................                 2,261               (114)
        Other ......................................                   152                112
        Changes in operating assets and liabilities:
           Accounts receivable .....................                (6,654)            (7,872)
           Inventory ...............................                  (174)            (1,906)
           Prepaid expenses, deferred charges
             and other assets ......................                    30                (57)
           Income taxes ............................                  (333)             5,958
           Accounts payable and accrued expenses ...                (3,992)             3,132
                                                              ------------       ------------

           Net cash provided by (used in)
                   operating activities ............                (4,353)             1,855
                                                              ------------       ------------

Cash flows from investing activities
    Purchases of equipment .........................                  (609)              (678)
    Payments for acquisitions, net of cash
        acquired ...................................               (16,163)              --
                                                              ------------       ------------

            Net cash used in investing activities ..               (16,772)              (678)
                                                              ------------       ------------


Cash flows from financing activities
    Payments under capital leases for equipment ....                  (167)              (147)
    Net proceeds  on line of credit ................                14,750               --
    Repayment of other notes payable ...............                  --               (1,330)
                                                              ------------       ------------

        Net cash provided by (used in) financing
           activities ..............................                14,583             (1,477)
                                                              ------------       ------------

Net (decrease) in cash and cash equivalents ........                (6,542)              (300)
Cash and cash equivalents, beginning of period .....                 7,015              1,641
                                                              ------------       ------------

Cash and cash equivalents, end of period ...........          $        473       $      1,341
                                                              ============       ============


Supplemental information
    Cash paid (received) during the period for:
        Interest, other ............................          $      6,130       $         39
        Income taxes ...............................                    89             (5,053)




The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries for a total cost of approximately $12 million and refinanced working capital indebtedness of approximately $5 million of Retcom Holdings Ltd. and its subsidiaries. Retcom Holdings Ltd. businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. Retcom Holdings Ltd. also has a creative services division that handles marketing communications, catalogs and data base marketing and a multi-media division for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting and management is in the process of finalizing the allocation of the purchase price to the assets acquired and liabilities assumed. Results of operations for the three months ended September 30, 1999 include the results of Retom Holdings Ltd. for the fifteen days ended September 30, 1999.

     Interim financial statements

          The interim consolidated condensed balance sheets at September 30, 1999 and the interim consolidated condensed statement of operations for the three months ended September 30, 1999 and 1998, the interim consolidated condensed statement of cash flows for the three months ended September 30, 1999 an 1998 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


1.   BASIS OF PRESENTATION (Continued)

          Unaudited pro forma results for AKI assuming the acquisition of Retcom Holdings Ltd. had occurred as of July 1, 1999 and 1998 are not presented because management has not been able to obtain all of the necessary Retcom Holdings Ltd. financial information for prior periods. The inclusion of Retcom Holdings Ltd. for the fifteen day period was immaterial to AKI's results of operations for the three months ended September 30, 1999.

2.   INVENTORY

The following table details the components of inventory:

                                        September 30, 1999       June 30, 1999
                                        ------------------       -------------
                                            (unaudited)
     Raw materials
         Paper......................        $     2,487           $     1,088
         Other raw materials........              1,384                 2,328
                                            -----------           -----------

     Net raw materials..............              3,871                 3,416
     Work in process................              2,381                 1,693
                                            -----------           -----------

     Net inventory..................        $     6,252           $     5,109
                                            ===========           ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2 the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI") and the term "Holding" refers to AKI Holding Corp.

General

     The sales of our company are derived through its multisensory marketing activities primarily from the sale of sampling products and systems to cosmetics and consumer products companies. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base. The introduction of our company's new products, such as BeautiSeal, PowdaTouch, BeautiTouch and LiquaTouch, has affected our company's results of operations for certain of the periods discussed below.

Retcom Holdings Ltd. Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of Retcom Holdings Ltd. at a purchase price of approximately $12 million and refinanced working capital indebtedness of approximately $5 million of Retcom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement.

Results of Operations

     Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net Sales. Net sales for the three months ended September 30, 1999, increased $4.4 million, or 18.3%, to $28.4 million as compared to $24.0 million for the three months ended September 30, 1998. The increase was primarily attributable to a $2.5 million increase in domestic sales of cosmetic sampling products and sales of consumer product samples, due partially to the timing of completion and delivery of certain substantial orders which remained in process at June 30, 1999.

     Gross Profit. Gross profit for the three months ended September 30, 1999, increased $4.0 million, or 46.5%, to $12.6 million as compared to $8.6 million for three months ended September 30, 1998. Gross profit as a percentage of net sales increased to 44.4% in the three months ended September 30, 1999, from 35.8% in the three months ended September 30, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999, increased $1.1 million, or 35.5% to $4.2 million as compared to $3.1 million for the three months ended September 30, 1998. The increase in selling, general and administrative expenses was primarily due to a severance charge related to a former executive, increased sales commissions related to the increase in net sales, an increase in the allowance for doubtful accounts, additional expenses associated with the operation of Retcom Holdings Ltd. and a bonus associated with the Retcom Holdings Ltd. acquisition. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 14.1% in the three months ended September 30, 1999 from 12.9% in the three months ended September 30, 1998.

     Income from Operations. Income from operations for the three months ended September 30, 1999 increased $3.1 million, or 72.1%, to $7.4 million as compared to $4.3 million for the three months ended September 30, 1998. Income from operations as a percentage of net sales increased to 26.1% in the three months ended September 30, 1999, from 17.9% in three months ended September 30, 1998, principally as a result of the factors described above.

     Interest Expense. Interest expense for the three months ended September 30, 1999 increased $0.3 million, or 7.3% to $4.4 million, as compared to $4.1 million for the three months ended September 30, 1998. Interest expense as a percentage of net sales decreased to 15.5% in the three months ended September 30, 1999 from 17.1% in the three months ended September 30, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the Retcom Holdings Ltd. acquisition.

     Interest expense for AKI for the three months ended September 30, 1999 increased $0.1 million, or 3.1% to $3.3 million, as compared to $3.2 million for the three months ended September 30, 1998. Interest expense as a percentage of net sales decreased to 11.6% in the three months ended September 30, 1999 from 12.9% in the three months ended September 30, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the Retcom Holdings Ltd. acquisition.

     Income Tax Expense. Income tax expense for the three months ended September 30, 1999 increased $1.0 million to $1.5 million. The increase is due to the increase in income before income taxes as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 40.7% in the three months ended September 30, 1999 and 43.5% in the three months ended September 30, 1998.

     Income tax expense for AKI for the three months ended September 30, 1999 increased $1.1 million to $1.9 million. The increase is due to the increase in income before income taxes as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the three months ended September 30, 1999 and 1998.

     EBITDA. EBITDA for the three months ended September 30, 1999, increased $3.1 million, or 47.7%, to $9.6 million as compared to $6.5 million for the three months ended September 30, 1998. The increase principally reflects the increase in income from operations discussed above. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     Our company has substantial indebtedness and significant debt service obligations. As of September 30, 1999, our company had consolidated indebtedness in an aggregate amount of $162.3 million (excluding trade payables, accrued liabilities and deferred taxes), of which (1) approximately $30.7 million was a direct obligation of Holding relating to its debentures and (2) approximately $131.6 million was a direct obligation of AKI relating to its notes, revolving credit line and capital leases. Borrowings at September 30, 1999 included $14.8 million under the revolving credit agreement that was incurred to finance the acquisition of Retcom Holdings Ltd. At September 30, 1999, AKI also had $18.4 million in additional outstanding liabilities (including trade payables, accrued liabilities and deferred taxes) and letters of credit outstanding under the credit agreement in the amount of $0.6 million.

     Borrowings under the credit agreement are limited to a maximum amount equal to $20.0 million, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. At September 30, 1999 our company had available $4.6 million under the credit line facility. The interest rate for borrowings under the credit agreement is determined from time to time based on our company's choice of formulas, plus a margin. The credit agreement will mature on December 31, 2002.

     The indentures and the credit agreement permit Holding and its Restricted Subsidiaries to incur additional indebtedness, subject to specified limitations. In addition, the indentures contains restrictive covenants that, among other things, limit the ability of Holding and its Restricted Subsidiaries to: pay dividends or make certain restricted payments; issue preferred stock; create liens; incur dividend and other payment restrictions affecting subsidiaries; enter into mergers, consolidations or sales of all or substantially all of the assets of our company; enter into certain transactions with affiliates; and sell certain assets.

     Payment of Holding's debentures is not guaranteed by AKI or any of its subsidiaries. Because Holding is a holding company with no substantive operations, it is dependent upon the cash flows of AKI and its subsidiaries and the payment of funds by AKI and its subsidiaries to Holding in the form of loans, dividends or otherwise to pay its obligations.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $1.5 million for the three months ended September 30, 1998, together with borrowings under revolving credit facilities. During the three months ended September 30, 1999, cash totaling $4.4 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued interest offset partially by increases in accounts payable and accrued expenses. Net cash provided by operating activities during the three months ended September 30, 1998 resulted from net income before depreciation and amortization, the collection of an income tax refund receivable and increases in accounts payable and accrued expenses. These factors were partially offset by increased accounts receivable and inventory levels.

     In the three months ended September 30, 1999 and 1998, our company had capital expenditures of approximately $0.6 million and $0.7 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and furniture and fixtures and maintaining and upgrading its computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. at a purchase price of approximately $12.2 million and refinanced working capital indebtedness of approximately $5.1 million of RetCom Holdings Ltd. and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. Our company is exploring options for the longer-term financing of a portion of the borrowings incurred in connection with the acquisition.

     Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

     At September 30, 1999, Acquisition Corp. had outstanding (1) $33 million of Floating Rate Notes which bear interest at approximately 15% per annum and mature on December 15, 2009, and (2) approximately $50.8 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the floating rate notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of Acquisition Corp. and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. Acquisition Corp. is a holding company and is dependant upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries. The indenture relating to the debentures restricts the payment of dividends or the making of other restricted payments by Holding to Acquisition Corp.

     In September 1999, Acquisition Corp. consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. A portion of the proceeds may become available to the

Company to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of Acquisition Corp. to make any of these funds available.

     Capital expenditures for the twelve months ending September 30, 2000 are budgeted to be approximately $4.0 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of September 30, 1999 and borrowings outstanding under the credit agreement as of November 11, 1999, our company expects total cash payments for debt service for the twelve months ending September 30, 2000 to be approximately $14.6 million, consisting of $12.1 million in interest payments on the notes, $1.5 million in capital lease obligations and $1.0 million in interest and fees under the credit agreement. Our company also expects to make royalty payments of approximately $1.1 million during the twelve months ending September 30, 2000.

     Our company believes that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on its indebtedness, including the debentures and the notes in the twelve months ending September 30, 2000. In the event our company consummates any additional acquisitions it may seek additional debt or equity financings subject to compliance with the terms of the indentures.

     At September 30, 1999, our company's cash and cash equivalents and net working capital were $0.5 million and $17.3 million, respectively, representing a decrease in cash and cash equivalents of $6.5 million and an increase in net working capital of $2.4 million from June 30, 1999. Account receivables, net, at September 30, 1999 increased 60.5% or $9.9 million over the June 30, 1999 amount, primarily due to increased sales and the acquisition of Retcom Holdings Ltd. offset partially by a decrease in days sales outstanding.

Seasonality

     Our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first two fiscal quarters ended December 31 when sales from such advertising campaigns are principally recognized while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date" which is effective for fiscal years beginning after June 15, 2000. Our company has only utilized derivative financial instruments to hedge our company's exposure to certain foreign currencies. Such hedging activity has historically been minor and, as a result, adoption of this Statement is not expected to have a material impact on our company's financial condition or results of operations. Our company will adopt the provisions of this Statement on July 1, 2000.

Year 2000 Issues

     Our company is currently working to resolve the potential impact of the Year 2000 on its information technology systems and its non-information technology systems so they will properly recognize and utilize dates beyond December 31, 1999.

     Our company has in place a Year 2000 program which is being executed by an internal project team. The objective of the Year 2000 program is to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels. To date, all of our company's systems have been assessed for Year 2000 compliance. Our company relies on five computerized systems all of which required remediation, two of which are maintained internally and the others are maintained by third party vendors. Our company believes that all of these systems are currently Year 2000 compliant. Upon review of our company's non-information technology systems our company believes that none of its manufacturing equipment is date sensitive. Of the remaining non-information technology systems, our company believes all such systems are Year 2000 compliant. If, however, all necessary actions are not taken on a timely basis to ensure Year 2000 compliance, the Year 2000 issue could have a material adverse effect on our company.

     To date, our company has spent approximately $91,000 on Year 2000 compliance. Although our company expects the above referenced expenditures will be sufficient to ensure our company is Year 2000 compliant, our company has budgeted an additional $9,000 for any unforeseen problems which may arise with respect to Year 2000 compliance between October 1, 1999 and the Year 2000. All expenditures with respect to Year 2000 compliance will be funded from working capital.

     Our company is continuing to communicate with its significant customers and vendors to understand their Year 2000 issues and how they might prepare themselves to manage those issues as they relate to our company. To date, no significant customers or vendors have informed our company that a material Year 2000 issue exists which will have a material effect on our company.

     Our company has not formulated a contingency plan in the event it or its significant customers or vendors are not Year 2000 compliant.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the competitive environment in the sampling industry in general and in our company's specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; economic conditions in general and in our company's specific market areas; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against our company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of our company; labor disturbances; changes in our company's capital expenditure plans; and other factors.

In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on such forward-looking statements. Our company disclaims any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our company generates approximately 20% of its sales from customers outside the United States, principally in Europe. International sales are made mostly from our company's foreign subsidiary located in France and are primarily denominated in the local currency. Our company's foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our company's major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At September 30, 1999, our company's forward exchange contracts consisted of forward contracts to sell Euros at an exchange rate of 1.0509 per U.S. dollar and to buy British pound sterling at an exchange rate of 1.6127 per U.S. dollar. The notational principal amounts under these foreign exchange contracts were $0.6 million and $0.4 million, respectively.

                            PART II OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1     Financial Data Schedule
               27.2     Financial Data Schedule
               27.3     Financial Data Schedule
               27.4     Financial Data Schedule


          (b)  Reports on Form 8-K

               On September 21, 1999, AKI Holding Corp. filed a Form 8-K, reporting the acquisition of Retcom Holdings Ltd. and subsidiaries and announced earnings for the quarter and fiscal year ended June 30, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AKI HOLDING CORP.

Date November 15, 1999                      By:      /s/ Kenneth A. Budde
                                                     ---------------------------
                                                     Kenneth A. Budde
                                                     Chief Financial Officer

                                            AKI, INC.

Date November 15, 1999                      By:      /s/ Kenneth A. Budde
                                                     ---------------------------
                                                     Kenneth A. Budde
                                                     Chief Financial Officer