Form 10-Q
period 1999-12-31
AKI HOLDING CORP; AKI INC
filed 2000-02-14
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31,1999

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission File Number: 333-60991

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                               74-2883163
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of February 11, 2000, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI Inc. meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          AKI Holding Corp. and Subsidiaries

               Consolidated Condensed Balance Sheet

               -    December 31, 1999 (unaudited)
               -    June 30, 1999

               Consolidated Condensed Statements of Operations

               -    Three months ended December 31, 1999 (unaudited)
               -    Three months ended December 31, 1998 (unaudited)
               -    Six months ended December 31, 1999 (unaudited)
               -    Six months ended December 31, 1998 (unaudited)

               Consolidated  Condensed  Statement  of Changes  in  Stockholder's
               Equity

               -    Six months ended December 31, 1999 (unaudited)

               Consolidated Condensed Statements of Cash Flows

               -    Six months ended December 31, 1999  (unaudited)
               -    Six months ended December 31, 1998 (unaudited)

               Notes to Consolidated Condensed Financial Statements

          AKI, Inc. and Subsidiaries

               Consolidated Condensed Balance Sheet

               -    December 31, 1999 (unaudited)
               -    June 30, 1999

               Consolidated Condensed Statements of Operations

               -    Three months ended December 31, 1999 (unaudited)
               -    Three months ended December 31, 1998 (unaudited)
               -    Six months ended December 31, 1999 (unaudited)
               -    Six months ended December, 1998 (unaudited)

               Consolidated  Condensed  Statement  of Changes  in  Stockholder's
               Equity

               -    Six months ended December 31, 1999 (unaudited)

               Consolidated Condensed Statements of Cash Flows

               -    Six months ended December 31, 1999 (unaudited)
               -    Six months ended December 31, 1998 (unaudited)

               Notes to Consolidated Condensed Financial Statements


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                       December 31,    June 30,
                                                          1999           1999
                                                        ---------     ---------
                                                       (unaudited)

ASSETS
Current assets
Cash and cash equivalents ..........................    $     555     $   7,015
Accounts receivable, net ...........................       17,779        16,287
Inventory ..........................................        5,350         5,109
Prepaid expenses ...................................          361           484
Deferred income taxes ..............................          400           400
                                                        ---------     ---------

   Total current assets ............................       24,445        29,295

Property, plant and equipment, net .................       17,647        18,511
Goodwill, net ......................................      163,964       147,990
Other intangible assets, net .......................        6,195         6,560
Deferred charges, net ..............................        7,136         6,839
Deferred income taxes and other assets                      2,455         4,384
                                                        ---------     ---------

   Total assets ....................................    $ 221,842     $ 213,579
                                                        =========     =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations .......    $   1,186     $     688
Accounts payable, trade ............................        2,498         3,400
Accrued income taxes ...............................          162           497
Accrued interest ...................................        6,023         6,047
Accrued expenses ...................................        5,846         3,810
                                                        ---------     ---------

   Total current liabilities .......................       15,715        14,442

Long-term portion of capital lease obligations .....          515         1,349
Revolving credit line ..............................        6,100          --
Senior notes .......................................      110,510       115,000
Senior discount debentures .........................       26,113        29,651
Deferred income taxes and other
 non-current liabilities ......................             4,423         3,340
                                                        ---------     ---------

   Total liabilities ...............................      163,376       163,782

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding ............         --            --
Additional paid-in capital .........................       86,435        78,364
Accumulated deficit ................................      (11,855)      (12,472)
Accumulated other comprehensive loss ...............         (384)         (365)
Carryover basis adjustment .........................      (15,730)      (15,730)
                                                        ---------     ---------

   Total stockholder's equity ......................       58,466        49,797
                                                        ---------     ---------


   Total liabilities and stockholder's equity ......    $ 221,842     $ 213,579
                                                        =========     =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                Three months ended                        Six months ended
                                                       -------------------------------------   -------------------------------------
                                                       December 31, 1999   December 31, 1998   December 31, 1999   December 31, 1998
                                                       -----------------   -----------------   -----------------   -----------------
                                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net Sales ..........................................        $ 20,508            $ 20,437            $ 48,887           $ 44,461
Cost of goods sold .................................          13,288              13,660              29,080             29,081
                                                            --------            --------            --------           --------

    Gross profit ...................................           7,220               6,777              19,807             15,380

Selling, general and
    administrative expenses ........................           4,497               3,294               8,655              6,409
Amortization of goodwill and
    other intangibles ..............................           1,391               1,152               2,555              2,303
Gain from settlement of
    litigation, net ................................            (870)               --                  (870)              --
                                                            --------            --------            --------           --------

    Income from operations .........................           2,202               2,331               9,467              6,668

Other expenses:
    Interest expense, net ..........................           4,295               4,149               8,667              8,245
    Management fees and
        other, net .................................              62                  62                 125                125
                                                            --------            --------            --------           --------

Income (loss) before income
    taxes and extraordinary gain ...................          (2,155)             (1,880)                675             (1,702)

Income tax expense (benefit) .......................            (645)               (301)                904                201
                                                            --------            --------            --------           --------


Loss before extraordinary gain .....................          (1,510)             (1,579)               (229)            (1,903)

Extraordinary gain from early
    retirement of debt, net of tax .................             846                --                   846               --
                                                            --------            --------            --------           --------

    Net income (loss) ..............................        $   (664)           $ (1,579)           $    617           $ (1,903)
                                                            ========            ========            ========           ========




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)

                                                                                             Accumulated
                                                Common Stock     Additional                     Other        Carryover
                                              ----------------     Paid-in     Accumulated   Comprehensive      Basis
                                              Shares   Dollars     Capital       Deficit         Loss        Adjustment    Total
                                             -------  ---------   ---------     --------       --------      ----------   -------
Balances, June 30, 1999...................     1,000   $    --    $  78,364     $ (12,472)      $ (365)      $(15,730)     $49,797

 Equity contribution by AHC I
   Acquisition Corp. (unaudited)..........                            8,071                                                  8,071

 Net income (unaudited)...................                                            617                                      617

 Other comprehensive income, net of
   tax:
     Foreign currency translation
         adjustment (unaudited)...........                                                         (19)                        (19)
                                                                                                                           -------
Comprehensive income (unaudited)..........                                                                                     598
                                             -------  --------    ---------     ---------     --------       --------      -------

Balances, December 31, 1999 (unaudited) ..     1,000  $     --    $  86,435     $ (11,855)    $   (384)      $(15,730)     $58,466
                                             =======  ========    =========     =========     ========       ========      =======

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                Six months ended
                                                       ------------------------------------
                                                       December 31, 1999  December 31, 1998
                                                       -----------------  -----------------
                                                          (unaudited)        (unaudited)
Cash flows from operating activities
    Net income (loss) .................................     $    617          $ (1,903)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization of goodwill
            and other intangibles .....................        4,734             4,374
        Amortization of debt discount .................        1,876             1,756
        Amortization of debt issuance costs ...........          401               329
        Deferred income taxes .........................        1,192              (918)
        Gain from early retirement of debt ............         (846)             --
        Other .........................................          (19)              116
        Changes in operating assets and liabilities:
            Accounts receivable .......................        1,167            (3,980)
            Inventory .................................          (90)           (2,660)
            Prepaid expenses, deferred charges
              and other assets ........................          213              (773)
            Income taxes ..............................          (32)            6,182
            Accounts payable and accrued expenses .....       (4,150)            5,937
                                                            --------          --------

            Net cash provided by
                operating activities ..................        5,063             8,460
                                                            --------          --------

Cash flows from investing activities
    Purchases of equipment ............................       (1,125)           (1,657)
    Payments for acquisitions, net of cash
        acquired ......................................      (16,162)             --
                                                            --------          --------

            Net cash used in investing activities .....      (17,287)           (1,657)
                                                            --------          --------

Cash flows from financing activities
    Payments under capital leases for equipment .......         (336)             (301)
    Net proceeds on line of credit ....................        6,100              --
        Repayment of other notes payable ..............         --              (1,330)
        Dividend paid to AHCI Acquisition Corp. .......         --              (1,863)
                                                            --------          --------

        Net cash provided by (used in) financing
          activities ..................................        5,764            (3,494)
                                                            --------          --------

Net increase (decrease) in cash and cash equivalents ..       (6,460)            3,309
Cash and cash equivalents, beginning of period ........        7,015             3,842
                                                            --------          --------

Cash and cash equivalents, end of period ..............     $    555          $  7,151
                                                            ========          ========

Supplemental information
    Cash paid (received) during the period for:
        Interest, other ...............................     $  6,177          $     89
        Income taxes ..................................           47            (5,062)

Significant non-cash activities
        Assets acquired under capital lease ...........         --            $    561
        Contribution of equity and retirement of
            senior discount debentures and senior notes     $  8,071              --

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corp. (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries ("RHL") for a total cost of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. RHL businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. The sampling systems and related microencapsulation services and activities have been integrated into Arcade's sampling technology group (named Arcade Sampling Technologies,
     AST) and the microencapsulated products have been combined with Arcade's product technology unit (named Arcade Product Technologies, APT) . RHL also has a creative services division (renamed Arcade Direct, AD) that handles marketing communications, catalogs and database marketing and a multi-media division (renamed Arcade Consumer Communications, ACC) for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting. Results of operations for the six months ended December 31, 1999 include the results of RHL for the period from September 15, 1999 to December 31, 1999. The purchase price allocation is not finalized at this time. Management has not determined what impact, if any, that there would be on earnings.

     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 1999 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 1999 and 1998, the interim consolidated condensed statements of cash flows for the six months ended December 31, 1999 and 1998 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

2.   INVENTORY

          The following table details the components of inventory:

                                          December 31, 1999 June 30, 1999
                                          ----------------- -------------
                                             (unaudited)
               Raw materials
                   Paper ..................     $2,200          $1,088
                   Other raw materials ....      1,813           2,328
                                                ------          ------

               Net raw materials ..........      4,013           3,416
               Work in process ............      1,337           1,693
                                                ------          ------

               Net inventory ..............     $5,350          $5,109
                                                ======          ======

3.   RETIREMENT OF DEBT

          Acquisition Corp. purchased $8,750 of Holding Corp. Senior Discount Debentures and $4,490 of AKI, Inc. Senior Notes for $4,075 and $3,996, respectively. The debentures and notes were contributed to Holding Corp. and subsequently retired.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


4.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

     The following condensed balance sheets at December 31, 1999 (unaudited) and June 30, 1999 and condensed statements of operations, changes in stockholder's equity and cash flows for the six months ended December 31, 1999 (unaudited) and 1998 (unaudited) for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                 BALANCE SHEETS

                                                             December 31, 1999      June 30, 1999
                                                             -----------------      -------------
                                                                (unaudited)
     Assets
     Cash ..................................................     $    --              $    --
     Investment in subsidiaries ............................        98,069               92,817
     Deferred charges ......................................         1,212                1,520
     Deferred income taxes .................................         1,412                1,206
                                                                 ---------            ---------

         Total assets ......................................     $ 100,693            $  95,543
                                                                 =========            =========

     Liabilities
     Senior discount debentures ............................     $  26,113            $  29,651

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
         1,000 shares issued and outstanding ...............          --                   --
     Additional paid-in capital ............................        86,435               78,364
     Accumulated deficit ...................................       (11,855)             (12,472)
                                                                 ---------            ---------

         Total stockholder's equity ........................        74,580               65,892
                                                                 ---------            ---------

         Total liabilities and stockholder's equity ........     $ 100,693            $  95,543
                                                                 =========            =========


                            STATEMENTS OF OPERATIONS

                                                                   Six months ended
                                                        -----------------------------------
                                                        December 31, 1999 December 31, 1998
                                                        ----------------- -----------------
                                                           (unaudited)       (unaudited)
     Equity in net income (loss) of subsidiaries .......     $ 1,256           $  (697)
     Interest expense ..................................       1,926             1,791
                                                             -------           -------

         Loss before income taxes and extraordinary gain        (670)           (2,488)

     Income tax benefit ................................        (628)             (585)
                                                             -------           -------

         Loss before extraordinary gain ................         (42)           (1,903)

     Extraordinary gain from early retirement of debt ..         659              --
                                                             -------           -------

         Net income (loss) .............................     $   617           $(1,903)
                                                             =======           =======

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


4.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                    Common Stock          Additional
                                                ---------------------      Paid-in    Accumulated
                                                 Shares       Amount       Capital      Deficit       Total
                                                --------     --------     --------     --------      --------
     Balances, June 30, 1999 ..............        1,000     $   --       $ 78,364     $(12,472)     $ 65,892

     Equity contribution by AHC I
         Acquisition Corp. ................                                  8,071                      8,071

     Net income (unaudited) ...............                                                 617           617
                                                --------     --------     --------     --------      --------

     Balance, December 31, 1999 (unaudited)        1,000     $   --       $ 86,435     $(11,855)     $ 74,580
                                                ========     ========     ========     ========      ========



                             STATEMENT OF CASH FLOWS

                                                                 Six months ended
                                                     -----------------------------------------
                                                     December 31, 1999       December 31, 1998
                                                     -----------------       -----------------
                                                         (unaudited)            (unaudited)
     Cash flows from operating activities
       Net income (loss) .............................     $   617                $(1,903)
         Adjustments to reconcile net loss to net cash
           provided by operating activities:
           Net change in investment in subsidiaries ..      (1,256)                   697
           Amortization of debt discount .............       1,876                  1,756
           Amortization of debt issuance costs .......          50                     44
           Deferred income taxes .....................        (628)                  (585)
           Gain from early retirement of debt ........        (659)                  --
           Increase in debt issuance costs ...........        --                     (347)
                                                           -------                -------

               Net cash used by operating activities .        --                     (338)
                                                           -------                -------

     Cash flows from financing activities
       Dividend to AHC I Acquisition Corp. ...........        --                   (1,863)
                                                           -------                -------

     Net decrease in cash and cash equivalents .......        --                   (2,201)
     Cash and cash equivalents, beginning of period ..        --                    2,201
                                                           -------                -------

     Cash and cash equivalents, end of period ........     $  --                  $  --
                                                           =======                =======

     Significant non-cash activities
       Contribution of equity and retirement
         of senior discount debentures and senior notes    $ 8,071                   --

       Investment in subsidiaries                          $(3,996)                  --

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                      December 31,     June 30,
                                                          1999           1999
                                                       ---------      ---------
                                                      (unaudited)

ASSETS
Current assets
Cash and cash equivalents ........................     $     555      $   7,015
Accounts receivable, net .........................        17,779         16,287
Inventory ........................................         5,350          5,109
Prepaid expenses .................................           361            484
Deferred income taxes ............................           400            400
                                                       ---------      ---------

   Total current assets ..........................        24,445         29,295

Property, plant and equipment, net ...............        17,647         18,511
Goodwill, net ....................................       163,964        147,990
Other intangible assets, net .....................         6,195          6,560
Deferred charges, net ............................         5,924          5,319
Deferred income taxes and other assets                     1,043          3,178
                                                       ---------      ---------

   Total assets ..................................     $ 219,218      $ 210,853
                                                       =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations .....     $   1,186      $     688
Accounts payable, trade ..........................         2,498          3,400
Accrued income taxes .............................           162            497
Accrued interest .................................         6,023          6,047
Accrued expenses .................................         5,866          3,810
                                                       ---------      ---------

   Total current liabilities .....................        15,715         14,442

Long-term portion of capital lease obligations ...           515          1,349
Revolving credit line ............................         6,100           --
Senior notes .....................................       110,510        115,000
Deferred income taxes and other
   non-current liabilities........................         4,423          3,340
                                                       ---------      ---------
   Total liabilities .............................       137,263        134,131

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding ...........          --             --
Additional paid-in capital .......................       104,858        100,862
Accumulated deficit ..............................        (6,789)        (8,045)
Accumulated other comprehensive loss .............          (384)          (365)
Carryover basis adjustment .......................       (15,730)       (15,730)
                                                       ---------      ---------

   Total stockholder's equity ....................        81,955         76,722
                                                       ---------      ---------

   Total liabilities and stockholder's equity ....     $ 219,218      $ 210,853
                                                       =========      =========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                Three months ended                       Six months ended
                                                       -------------------------------------   -------------------------------------
                                                       December 31, 1999   December 31, 1998   December 31, 1999   December 31, 1998
                                                       -----------------   -----------------   -----------------   -----------------
                                                          (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net sales ..........................................        $ 20,508            $ 20,437            $ 48,887            $ 44,461
Cost of goods sold .................................          13,288              13,660              29,080              29,081
                                                            --------            --------            --------            --------

    Gross profit ...................................           7,220               6,777              19,807              15,380
Selling, general and
    administrative expenses ........................           4,497               3,294               8,655               6,409
Amortization of goodwill and
    other intangibles ..............................           1,391               1,152               2,555               2,303
Gain from settlement of
    litigation, net ................................            (870)               --                  (870)               --
                                                            --------            --------            --------            --------

    Income from operations .........................           2,202               2,331               9,467               6,668

Other expenses:
    Interest expense to others, net ................           3,393               3,244               6,741               6,454
    Management fees and
        other, net .................................              62                  62                 125                 125
                                                            --------            --------            --------            --------

Income (loss) before income taxes and
    extraordinary gain .............................          (1,253)               (975)              2,601                  89

Income tax expense (benefit) .......................            (353)                 (5)              1,532                 786
                                                            --------            --------            --------            --------

    Income (loss) before
extraordinary ......................................            (900)               (970)              1,069                (697)
        gain

Extraordinary gain from early
    retirement of debt, net of tax .................             187                --                   187                --
                                                            --------            --------            --------            --------

    Net income (loss) ..............................        $   (713)           $   (970)           $  1,256            $   (697)
                                                            ========            ========            ========            ========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)

                                                                                               Accumulated
                                                    Common Stock       Additional                 Other      Carryover
                                                --------------------    Paid-in    Accumulated Comprehensive   Basis
                                                 Shares      Dollars     Capital     Deficit       Loss      Adjustment      Total
                                                --------    --------    --------    --------     --------     --------     --------
Balances, June 30, 1999 ....................       1,000    $   --      $100,862    $ (8,045)    $   (365)    $(15,730)    $ 76,722

Equity contribution by AKI Holding
     Corp. (unaudited) .....................                   3,996                                                          3,996

Net income (unaudited) .....................                                           1,256                                  1,256

Other comprehensive income, net of tax:
     Foreign currency translation
       adjustment (unaudited) ..............                                                          (19)                      (19)
                                                                                                                           --------

Comprehensive income (unaudited) ...........                                                                                  1,237
                                                --------    --------    --------    --------     --------     --------     --------

Balances, December 31, 1999 (unaudited) ....       1,000    $   --      $104,858    $ (6,789)    $   (384)    $(15,730)    $ 81,955
                                                ========    ========    ========    ========     ========     ========     ========



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                 Six months ended
                                                       -----------------------------------
                                                       December 31, 1999 December 31, 1998
                                                       ----------------- -----------------
                                                          (unaudited)       (unaudited)
Cash flows from operating activities
    Net income (loss) ..............................           1,256             (697)
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization of goodwill
            and other intangibles ..................           4,734            4,374
        Amortization of debt issuance cost .........             351              285
        Deferred income taxes ......................           1,820             (334)
        Gain from early retirement of debt .........            (187)            --
        Other ......................................             (19)             116
        Changes in operating assets and liabilities:
           Accounts receivable .....................           1,167           (3,980)
           Inventory ...............................             (90)          (2,660)
           Prepaid expenses, deferred charges
             and other assets ......................             213             (425)
           Income taxes ............................             (32)           6,182
           Accounts payable and accrued expenses ...          (4,150)           5,937
                                                            --------         --------

           Net cash provided by
                   operating activities ............           5,063            8,798
                                                            --------         --------

Cash flows from investing activities
    Purchases of equipment .........................          (1,125)          (1,657)
    Payments for acquisitions, net of cash
        acquired ...................................         (16,162)            --
                                                            --------         --------

            Net cash used in investing activities ..         (17,287)          (1,657)
                                                            --------         --------

Cash flows from financing activities
    Payments under capital leases for equipment ....            (336)            (301)
    Net proceeds on line of credit .................           6,100             --
    Repayment of other notes payable ...............            --             (1,330)
                                                            --------         --------

        Net cash provided by (used in) financing
           activities ..............................           5,764           (1,631)
                                                            --------         --------

Net increase (decrease) in cash and cash equivalents          (6,460)           5,510
Cash and cash equivalents, beginning of period .....           7,015            1,641
                                                            --------         --------
Cash and cash equivalents, end of period ...........        $    555         $  7,151
                                                            ========         ========

Supplemental information
    Cash paid (received) during the period for:
        Interest, other.............................           6,177         $     89
        Income taxes................................              47           (5,062)

Significant non-cash activities:
        Assets acquired under capital lease.........        $   --           $    561
        Contribution of equity and retirement
           of senior notes..........................        $  3,996         $  --


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


1.   BASIS OF PRESENTATION

          Arcade Holding Corp. (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries ("RHL") for a total cost of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. RHL businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. The sampling systems and related microencapsulation services and activities have been integrated into Arcade's sampling technology group (named Arcade Sampling Technologies,
     AST) and the microencapsulated products have been combined with Arcade's product technology unit (named Arcade Product Technologies, APT) . RHL also has a creative services division (renamed Arcade Direct, AD) that handles marketing communications, catalogs and database marketing and a multi-media division (renamed Arcade Consumer Communications, ACC) for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting. Results of operations for the six months ended December 31, 1999 include the results of RHL for the period from September 15, 1999 to December 31, 1999. The purchase price allocation is not finalized at this time. Management has not determined what impact, if any, that there would be on earnings.

     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 1999 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 1999 and 1998, the interim consolidated condensed statements of cash flows for the six months ended December 31, 1999 and 1998 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 1999 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

     The following table details the components of inventory:

                                    December 31, 1999   June 30, 1999
                                    -----------------   -------------
                                       (unaudited)
          Raw materials
              Paper .............        $2,200             $1,088
              Other raw materials         1,813              2,328
                                         ------             ------

          Net raw materials .....         4,013              3,416
          Work in process .......         1,337              1,693
                                         ------             ------

          Net inventory .........        $5,350             $5,109
                                         ======             ======

3.   RETIREMENT OF DEBT

          Acquisition Corp. purchased $4,490 of AKI, Inc., Senior Notes for $3,996. The notes were contributed to Holding Corp. and Holding Corp. contributed the notes to AKI, Inc. The notes were subsequently retired.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2 the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI") and the term "Holding" refers to AKI Holding Corp. and the term "RHL" refers to Retcom Holdings Ltd. and subsidiaries.

General

     The sales of our company are derived through its multi-sensory marketing activities primarily from the sale of sampling products and systems to cosmetics and consumer products companies. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base.

Retcom Holdings Ltd. Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement.

Results of Operations

     Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

     Net Sales. Net sales for the three months ended December 31, 1999, increased $0.1 million, or 0.5%, to $20.5 million as compared to $20.4 million for the three months ended December 31, 1998. The increase was primarily attributable to increases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products and sales from the RHL acquired businesses offset by decreases in domestic and international sales of sampling technologies for advertising and marketing of fragrance products.

     Gross Profit. Gross profit for the three months ended December 31, 1999, increased $0.4 million, or 5.9%, to $7.2 million as compared to $6.8 million for three months ended December 31, 1998. Gross profit as a percentage of net sales increased to 35.1% in the three months ended December 31, 1999, from 33.3% in the three months ended December 31, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 1999, increased $1.2 million, or 36.4% to $4.5 million as compared to $3.3 million for the three months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily due to increased compensation costs including additional personnel associated with the operation of RHL. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 22.0% in the three months ended December 31, 1999 from 16.2% in the three months ended December 31, 1998.

     Income from Operations. Income from operations for the three months ended December 31, 1999 decreased $0.1 million, or 4.4%, to $2.2 million as compared to $2.3 million for the three months ended December 31, 1998. Income from operations included a net gain of $0.9 million resulting from a favorable litigation settlement with the sellers of Arcade Holding Corp. Income from operations as a percentage of net sales decreased to 10.7% in the three months ended December 31, 1999, from 11.3% in three months ended December 31, 1998, principally as a result of increased selling, general and administrative expenses.

     Interest Expense. Interest expense for the three months ended December 31, 1999 increased $0.2 million, or 4.9% to $4.3 million, as compared to $4.1 million for the three months ended December 31, 1998. Interest expense as a percentage of net sales increased to 21.0% in the three months ended December 31, 1999 from 20.1% in the three months ended December 31, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition offset partially by a decrease in interest expense related to the repurchase and retirement of certain Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the three months ended December 31, 1999 increased $0.2 million, or 6.3% to $3.4 million, as compared to $3.2 million for the three months ended December 31, 1998. Interest expense as a percentage of net sales increased to 16.6% in the three months ended December 31, 1999 from 15.7% in the three months ended December 31, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition offset partially by a decrease in interest expense related to the repurchase and retirement of certain Senior Notes.

     Income Tax Benefit. Income tax benefit for the three months ended December 31, 1999 increased $0.3 million to $0.6 million. The increase is due to the decrease in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 35.6% in the three months ended December 31, 1999 and 32.8% in the three months ended December 31, 1998.

     Income tax benefit for AKI for the three months ended December 31, 1999 increased $0.4 million to $0.4 million. The increase is due to the decrease in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.0% in the three months ended December 31, 1999 and 1998.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $0.8 million for the three months ended December 31, 1999 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.2 million for the three months ended December 31, 1999 resulted from the purchase of Senior Notes by AHC I Acquisition Corp. and subsequent contribution by AKI Holding Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the three months ended December 31, 1999, increased $0.2 million, or 4.4%, to $4.7 million as compared to $4.5 million for the three months ended December 31, 1998. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 22.9% and 22.1% in the three months ended December 31, 1999 and 1998, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

     Six Months Ended December 31, 1999 Compared to Six Months Ended December 31, 1998

     Net Sales. Net sales for the six months ended December 31, 1999, increased $4.4 million, or 9.9%, to $48.9 million as compared to $44.5 million for the six months ended December 31, 1998. The increase was primarily attributable to increases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products, due partially to the timing of completion and delivery of certain substantial orders which remained in process at June 30, 1999, and sales from the RHL acquired businesses offset by decreases in domestic and international sales of sampling technologies for advertising and marketing of fragrance products.

     Gross Profit. Gross profit for the six months ended December 31, 1999, increased $4.4 million, or 28.6%, to $19.8 million as compared to $15.4 million for six months ended December 31, 1998. Gross profit as a percentage of net sales increased to 40.5% in the six months ended December 31, 1999, from 34.6% in the six months ended December 31, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 1999, increased $2.3 million, or 35.9% to $8.7 million as compared to $6.4 million for the six months ended December 31, 1998. The increase in selling, general and administrative expenses was primarily due to increased compensation costs including personnel expenses associated with the operation and acquisition of RHL, increased sales commissions related to the increase in net sales, a severance charge related to a former executive, and an increase in the allowance for doubtful accounts. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 17.8% in the six months ended December 31, 1999 from 14.4% in the six months ended December 31, 1998.

     Income from Operations. Income from operations for the six months ended December 31, 1999 increased $2.8 million, or 41.8%, to $9.5 million as compared to $6.7 million for the six months ended December 31, 1998. Income from operations included a net gain of $0.9 million resulting from a favorable litigation settlement with the sellers of Arcade Holding Corp. Income from operations as a percentage of net sales increased to 19.4% in the six months ended December 31, 1999, from 15.1% in six months ended December 31, 1998, principally as a result of the factors described above.

     Interest Expense. Interest expense for the six months ended December 31, 1999, increased $0.5 million, or 6.1% to $8.7 million, as compared to $8.2 million for the six months ended December 31, 1998. Interest expense as a percentage of net sales decreased to 17.8% in the six months ended December 31, 1999 from 18.4% in the six months ended December 31, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition offset partially by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the six months ended December 31, 1999, increased $0.2 million, or 3.1% to $6.7 million, as compared to $6.5 million for the six months ended December 31, 1998. Interest expense as a percentage of net sales decreased to 13.7% in the six months ended December 31, 1999, from 14.6% in the six months ended December 31, 1998. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition offset partially by a decrease in interest expense related to the repurchased and retired Senior Notes.

     Income Tax Expense. Income tax expense for the six months ended December 31, 1999 increased $0.7 million to $0.9 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 45.3% in the six months ended December 31, 1999 and 89.7% in the six months ended December 31, 1998.

     Income tax expense for AKI for the six months ended December 31, 1999 increased $0.7 million to $1.5 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.0% in the six months ended December 31, 1999 and 1998.

     Extraordinary Gain from Early Retirement of Debt. Extraordinary gain from early retirement of debt of $0.8 million for the six months ended December 31, 1999 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.2 million for the six months ended December 31, 1999 resulted from the purchase of Senior Notes by AHC I Acquisition Corp. and subsequent contribution by AKI Holding Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the six months ended December 31, 1999, increased $3.2 million, or 29.1%, to $14.2 million as compared to $11.0 million for the six months ended December 31, 1998. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 29.0% and 24.7% in the six months ended December 31, 1999 and 1998, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     Our company has substantial indebtedness and significant debt service obligations. As of December 31, 1999, our company had consolidated indebtedness in an aggregate amount of $144.4 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which (1) approximately $26.1 million was a direct obligation of Holding relating to its debentures and (2) approximately $118.3 million was a direct obligation of AKI relating to its notes, revolving credit line and capital leases. Borrowings at December 31, 1999 included $6.1 million under the revolving credit agreement that was incurred to finance the acquisition of RHL. At December 31, 1999 our company had available $13.3 million under the credit line facility. At December 31, 1999, AKI also had $19.0 million in additional outstanding liabilities (including trade payables, accrued liabilities and deferred taxes) and letters of credit outstanding under the credit agreement in the amount of $0.6 million.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $5.1 million and $8.5 million for the six months ended December 31, 1999 and 1998, respectively, together with borrowings under revolving credit facilities. During the six months ended December 31, 1999, net cash provided by operating activities resulted from net income before depreciation and amortization and decreases in accounts receivable and inventory offset partially by decreases in accounts payable and accrued expenses. Net cash provided by operating activities during the six months ended December 31, 1998 resulted from net income before depreciation and amortization, the collection of an income tax refund receivable and increases in accounts payable and accrued expenses. These factors were partially offset by increased accounts receivable and inventory levels.

     In the six months ended December 31, 1999 and 1998, our company had capital expenditures of approximately $1.1 million and $1.7 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and furniture and fixtures and maintaining and upgrading its computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12.2 million and refinanced RHL's working capital indebtedness of approximately $5 million . The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement, a portion of which was subsequently repaid with cash flows from operating activities. Our company is exploring options for the longer-term financing of a portion of the borrowings incurred in connection with the acquisition.

     Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

     In September 1999, Acquisition Corp. consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. In October 1999, Acquisition Corp. purchased $8.8 million of Holding Corp. Senior Discount Debentures and $4.5 million of AKI, Inc. Senior Notes. The debentures and notes were contributed to Holding Corp. and subsequently retired.

     Capital expenditures for the six months ending June 30, 2000 are currently estimated to be approximately $2.9 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of December 31, 1999 and borrowings outstanding under the credit agreement as of February 11, 2000, our company expects total cash payments for debt service for the six months ending June 30, 2000 to be approximately $6.8 million, consisting of $5.8 million in interest payments on the notes, $0.4 million in capital lease obligations and $0.6 million in interest and fees under the credit agreement. Our company also expects to make royalty payments of approximately $0.8 million during the six months ending June 30, 2000.

     At December 31, 1999, our company's cash and cash equivalents and net working capital were $0.6 million and $8.7 million, respectively, representing a decrease in cash and cash equivalents of $6.4 million and a decrease in net working capital of $6.2 million from June 30, 1999. Account receivables, net, at December 31, 1999 increased 9.2% or $1.5 million over the June 30, 1999 amount, primarily due to increased sales and the acquisition of RHL.

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

Year 2000 Issues

     Our company worked to resolve the potential impact of the Year 2000 on its information technology systems and its non-information technology systems so they would properly recognize and utilize dates beyond December 31, 1999.

     Our company had in place a Year 2000 program which was executed by an internal project team. The objective of the Year 2000 program was to determine and assess the risks of the Year 2000 issue and to plan and institute mitigating actions to minimize those risks to acceptable levels. To date, none of our company's systems have been adversely affected by the Year 2000. Our company relies on five computerized systems all of which required remediation, two of which are maintained internally and the others are maintained by third party vendors. Our company believes that all of these systems are Year 2000 compliant. Upon review of our company's non-information technology systems our company believes that none of its manufacturing equipment is date sensitive. Of the remaining non-information technology systems, our company believes all such systems are Year 2000 compliant.

     Our company has spent approximately $100,000 on Year 2000 compliance. All expenditures with respect to Year 2000 compliance were funded from working capital.

     Our company communicated with its significant customers and vendors to understand their Year 2000 issues and how they prepared themselves to manage those issues as they relate to our company. To date, no significant customers or vendors have informed our company that a material Year 2000 issue exists which will have a material effect on our company.

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

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At December 31, 1999, there were no forward exchange contracts outstanding.


                            PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

               27.2 Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AKI HOLDING CORP.

Date: February 14, 2000              By: /s/ Kenneth A. Budde
                                         --------------------------------------
                                         Kenneth A. Budde
                                         Senior Vice President & Chief Financial
                                         Officer

                                     AKI, INC.

Date: February 14, 2000              By: /s/ Kenneth A. Budde
                                         --------------------------------------
                                         Kenneth A. Budde
                                         Senior Vice President & Chief Financial
                                         Officer