Form 10-Q
period 2000-03-31
AKI HOLDING CORP; AKI INC
filed 2000-05-15
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of May 12, 2000, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI Inc. meets the requirements set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  AKI Holding Corp. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           -   March 31, 2000 (unaudited)
                           -   June 30, 1999

                           Consolidated Condensed Statements of Operations

                           -   Three months ended March 31, 2000 (unaudited)
                           -   Three months ended March 31, 1999 (unaudited)
                           -   Nine months ended March 31, 2000 (unaudited)
                           -   Nine months ended March 31, 1999 (unaudited)

                           Consolidated Condensed Statement of Changes in Stockholder's Equity

                           -   Nine months ended March 31, 2000 (unaudited)

                           Consolidated Condensed Statements of Cash Flows

                           -   Nine months ended March 31, 2000 (unaudited)
                           -   Nine months ended March 31, 1999 (unaudited)

                           Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                           Consolidated Condensed Balance Sheet

                           -   March 31, 2000 (unaudited)
                           -   June 30, 1999

                           Consolidated Condensed Statements of Operations

                           -   Three months ended March 31, 2000  (unaudited)
                           -   Three months ended March 31, 1999  (unaudited)
                           -   Nine months ended March 31, 2000  (unaudited)
                           -   Nine months ended March 31, 1999 (unaudited)

                           Consolidated Condensed Statement of Changes in Stockholder's Equity

                           -   Nine months ended March 31, 2000 (unaudited)

                           Consolidated Condensed Statements of Cash Flows

                           -   Nine months ended March 31, 2000 (unaudited)
                           -   Nine months ended March 31, 1999 (unaudited)

                           Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                      March 31,        June 30,
                                                        2000             1999
                                                      ---------       ---------
                                                     (unaudited)

ASSETS
Current assets
Cash and cash equivalents ......................      $     179       $   7,015
Accounts receivable, net .......................         22,677          16,287
Inventory ......................................          8,278           5,109
Income tax refund receivable ...................             32              32
Prepaid expenses ...............................            223             452
Deferred income taxes ..........................            400             400
                                                      ---------       ---------

   Total current assets ........................         31,789          29,295

Property, plant and equipment, net .............         17,741          18,511
Goodwill, net ..................................        162,774         147,990
Other intangible assets, net ...................          6,013           6,560
Deferred charges, net ..........................          7,100           6,839
Deferred income taxes ..........................          2,568           4,338
Other assets ...................................             89              46
                                                      ---------       ---------

   Total assets ................................      $ 228,074       $ 213,579
                                                      =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations ...      $   1,018       $     688
Accounts payable, trade ........................          3,877           3,400
Accrued income taxes ...........................            103             497
Accrued interest ...............................          2,987           6,047
Accrued expenses ...............................          5,238           3,810
                                                      ---------       ---------

   Total current liabilities ...................         13,223          14,442

Long-term portion of capital lease obligations .            509           1,349
Revolving credit line ..........................         14,200              --
Senior notes ...................................        110,510         115,000
Senior discount debentures .....................         26,982          29,651
Deferred income taxes ..........................          2,980           3,340
Other non-current liabilities ..................          1,399              --
                                                      ---------       ---------

   Total liabilities ...........................        169,803         163,782

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding ........             --              --
Additional paid-in capital .....................         86,444          78,364
Accumulated deficit ............................        (12,085)        (12,472)
Accumulated other comprehensive loss ...........           (358)           (365)
Carryover basis adjustment .....................        (15,730)        (15,730)
                                                      ---------       ---------

   Total stockholder's equity ..................         58,271          49,797
                                                      ---------       ---------


   Total liabilities and stockholder's equity ..      $ 228,074       $ 213,579
                                                      =========       =========







       The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                       Three months ended                        Nine months ended
                                                  --------------------------------        -------------------------------
                                                  March 31, 2000    March 31, 1999        March 31, 2000   March 31, 1999
                                                  --------------    --------------        --------------   --------------
                                                   (unaudited)       (unaudited)          (unaudited)       (unaudited)

Net sales .......................................  $ 25,433         $ 24,518               $ 74,320         $ 68,979
Cost of goods sold ..............................    15,492           14,827                 44,572           43,908
                                                   --------         --------               --------         --------

    Gross profit ................................     9,941            9,691                 29,748           25,071

Selling, general and
    administrative expenses .....................     3,630            3,924                 12,285           10,333
Amortization of goodwill and
    other intangibles ...........................     1,373            1,151                  3,928            3,454
Loss (gain) from settlement of litigation,
     net.........................................        12               --                   (858)              --
                                                   --------         --------               --------         --------

    Income from operations ......................     4,926            4,616                 14,393           11,284

Other expenses:
    Interest expense, net .......................     4,382            4,258                 13,049           12,503
    Management fees and
        other, net...............................        62              242                    187              367
                                                   --------         --------               --------         --------

Income (loss) before income
    taxes and extraordinary gain ................       482              116                  1,157           (1,586)

Income tax expense...............................       714              480                  1,618              681
                                                   --------         --------               --------         --------

Loss before extraordinary gain ..................      (232)            (364)                  (461)          (2,267)

Extraordinary gain from early
    retirement of debt, net of tax...............         2               --                    848               --
                                                   --------         --------               --------         --------

    Net income (loss) ...........................  $   (230)        $   (364)              $    387         $ (2,267)
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

                                                                                            Accumulated
                                               Common Stock       Additional                   Other      Carryover
                                            -------------------     Paid-in   Accumulated   Comprehensive    Basis
                                            Shares      Dollars     Capital     Deficit         Loss       Adjustment      Total
                                            ------      -------   ----------  -----------   -------------  ----------      -----

Balances, June 30, 1999 ................    1,000      $   --      $ 78,364     $(12,472)      $(365)      $(15,730)      $49,797

Equity contribution by AHC I Acquistion
   Corporation (unaudited)..............                              8,080                                                 8,080

Net income (unaudited) .................                                             387                                      387

Other comprehensive income, net of tax:
     Foreign currency translation
       adjustment (unaudited) ..........                                                           7                            7
                                                                                                                          -------

Comprehensive income (unaudited) .......                                                                                      394
                                            -----      ------      --------      -------       -----       --------       -------

Balances, March 31, 2000 (unaudited) ...    1,000      $   --      $ 86,444     $(12,085)      $(358)      $(15,730)      $58,271
                                            =====      ======      ========     ========       =====       ========       =======












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                   Nine months ended
                                                           ---------------------------------
                                                           March 31, 2000     March 31, 1999
                                                           --------------     --------------
                                                             (unaudited)       (unaudited)

Cash flows from operating activities
    Net income (loss) ...............................        $    387         $ (2,267)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
        Depreciation and amortization of goodwill
            and other intangibles ...................           7,188            6,561
        Amortization of debt discount ...............           2,760            2,693
        Amortization of debt issuance costs .........             573              528
        Deferred income taxes .......................             867               47
        Net gain from early retirement of debt ......            (848)              --
        Other .......................................            (133)            (248)
        Changes in operating assets and liabilities:
            Accounts receivable .....................          (3,731)          (8,752)
            Inventory ...............................          (3,018)          (3,897)
            Prepaid expenses, deferred charges
              and other assets ......................             397             (595)
            Income taxes ............................             (32)           5,587
            Accounts payable and accrued expenses ...          (6,474)           3,197
                                                             --------         --------

            Net cash provided by (used in)
                operating activities ................          (2,064)           2,854
                                                             --------         --------

Cash flows from investing activities
    Purchases of equipment ..........................          (2,300)          (2,430)
    Payments for acquisitions, net of cash
        acquired ....................................         (16,162)              --
                                                             --------         ---------


            Net cash used in investing activities ...         (18,462)          (2,430)
                                                             --------         --------

Cash flows from financing activities
    Payments under capital leases for equipment .....            (510)            (460)
    Net proceeds on line of credit ..................          14,200              800
    Repayment of other notes payable ................              --           (1,330)
    Dividend paid to AHCI Acquisition Corp. .........              --           (1,863)
                                                             --------         --------

            Net cash provided by (used in) financing
                activities ..........................          13,690           (2,853)
                                                             --------         --------

Net (decrease) in cash and cash equivalents .........          (6,836)          (2,429)
Cash and cash equivalents, beginning of period ......           7,015            3,842
                                                             --------         --------

Cash and cash equivalents, end of period ............        $    179         $  1,413
                                                             ========         ========

Supplemental information
    Cash paid (received) during the period for:
        Interest, other .............................        $ 12,724         $  6,498
        Income taxes ................................           1,157           (4,953)

Significant non-cash activities
        Assets acquired under capital lease .........              --         $    561
        Contribution of equity and retirement of
          senior discount debentures and senior notes        $  8,080               --




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1. BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of
     Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and also distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries ("RHL") for a total cost of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. RHL businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. The sampling systems and related microencapsulation services and activities have been integrated into Arcade's sampling technology group (named Arcade Sampling Technologies,
     AST) and the microencapsulated products have been combined with Arcade's product technology unit (named Arcade Product Technologies, APT). RHL also has a creative services division (renamed Arcade Direct, AD) that handles marketing communications, catalogs and database marketing and a multi-media division (renamed Arcade Consumer Communications, ACC) for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting. Results of operations for the nine months ended March 31, 2000 include the results of RHL for the period from September 15, 1999 to March 31, 2000. The purchase price allocation is not finalized at this time. Management has not determined what impact, if any, that there would be on earnings.

     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2000 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2000 and 1999, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

BASIS OF PRESENTATION (Continued)

2. INVENTORY

     The following table details the components of inventory:

                                     March 31, 2000     June 30, 1999
                                      (unaudited)
Raw materials
    Paper                                $4,176            $1,088
    Other raw materials                   2,371             2,328
                                         ------            ------

Net raw materials                         6,547             3,416
Work in process                           1,731             1,693
                                         ------            ------

Net inventory                            $8,278            $5,109
                                         ======            ======


3. RETIREMENT OF DEBT

        During the nine months ended March 31, 2000, Acquisition Corp. purchased $8,770 of Holding Corp. Senior Discount Debentures and $4,490 of AKI, Inc. Senior Notes for $4,084 and $3,996 respectively. The debentures and notes were contributed to Holding Corp. and subsequently retired.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly owned subsidiary of AHC I Acquisition Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

4. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

   The following condensed balance sheets at March 31, 2000 (unaudited) and June 30, 1999 and condensed statements of operations, changes in stockholder's equity and cash flows for the nine months ended March 31, 2000 (unaudited) and 1999 (unaudited) for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                  BALANCE SHEET

                                                                  March 31, 2000    June 30, 1999
                                                                  --------------    -------------
                                                                   (unaudited)

     Assets
     Cash ..................................................        $      --         $     --
     Investment in subsidiaries ............................           98,445           92,817
     Deferred charges ......................................            1,189            1,520
     Deferred income taxes .................................            1,707            1,206
                                                                    ---------         --------

         Total assets ......................................        $ 101,341         $ 95,543
                                                                    =========         ========

     Liabilities
     Senior discount debentures ............................        $  26,982         $ 29,651

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
         1,000 shares issued and outstanding ...............               --               --
     Additional paid-in capital ............................           86,444           78,364
     Accumulated deficit ...................................          (12,085)         (12,472)
                                                                    ---------         --------

         Total stockholder's equity ........................           74,359           65,892
                                                                    ---------         --------

         Total liabilities and stockholder's equity ........        $ 101,341         $ 95,543
                                                                    =========         ========

                             STATEMENT OF OPERATIONS

                                                                        Nine months ended
                                                               --------------------------------
                                                               March 31, 2000    March 31, 1999
                                                               --------------    --------------
                                                                 (unaudited)      (unaudited)

     Equity in net income (loss) of subsidiaries .......          $ 1,632           $  (416)
     Interest expense ..................................            2,829             2,751
                                                                  -------           -------

         Loss before income taxes and extraordinary gain           (1,197)           (3,167)

     Income tax benefit ................................             (923)             (900)
                                                                  -------           -------

         Loss before extraordinary gain ................             (274)           (2,267)

     Extraordinary gain from early retirement of debt ..              661                --
                                                                  -------           -------

         Net income (loss) .............................          $   387           $(2,267)
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


4. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                      Additional
                                                               Common Stock             Paid-in          Accumulated
                                                            Shares       Amount         Capital           Deficit            Total
                                                            ------       ------       ----------         -----------         ------
Balances, June 30, 1999 ........................          1,000          $   --          $78,364          $(12,472)          $65,892

Equity contribution by AHC I
    Acquisition Corporation ....................                                           8,080                               8,080

Net income (unaudited) .........................                                                               387               387
                                                          -----          ------          -------          --------           -------

Balance, March 31, 2000 (unaudited) ............          1,000          $   --          $86,444          $(12,085)          $74,359
                                                          =====          ======          =======          ========           =======



                             STATEMENT OF CASH FLOWS


                                                                                                      Nine months ended
                                                                                           -------------------------------------
                                                                                           March 31, 2000         March 31, 1999
                                                                                           --------------         --------------
                                                                                             (unaudited)            (unaudited)


Cash flows from operating activities
  Net income (loss) ...........................................................                $   387                 $(2,267)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
          Net change in investment in subsidiaries .............................                (1,632)                    416
          Amortization of debt discount ........................................                 2,760                   2,693
          Amortization of debt issuance costs ..................................                    70                      67
          Deferred income taxes ................................................                  (924)                   (900)
          Gain from early retirement of debt ...................................                  (661)                     --
          Increase in debt issuance costs ......................................                    --                    (347)
                                                                                               -------                 -------

          Net cash used by operating activities ...............................                     --                    (338)
                                                                                               -------                 -------

Cash flows from financing activities
  Dividend to AHC I Acquisition Corp. .........................................                     --                  (1,863)
                                                                                               -------                 -------

Net decrease in cash and cash equivalents .....................................                     --                  (2,201)
Cash and cash equivalents, beginning of period ................................                     --                   2,201
                                                                                               -------                 -------

Cash and cash equivalents, end of period ......................................                $    --                 $    --
                                                                                               =======                 =======

Significant non-cash activities
  Contribution of equity and retirement of
    senior discount debentures and senior note ................................                $ 8,080                      --
  Investment in subsidiaries ..................................................                $ 3,996                      --

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                     March 31,                June 30,
                                                                       2000                     1999
                                                                   -----------                --------
                                                                   (unaudited)

ASSETS
Current assets
Cash and cash equivalents .........................                $     179                 $   7,015
Accounts receivable, net ..........................                   22,677                    16,287
Inventory .........................................                    8,278                     5,109
Income tax refund receivable ......................                       32                        32
Prepaid expenses ..................................                      223                       452
Deferred income taxes .............................                      400                       400
                                                                   ---------                 ---------

   Total current assets ...........................                   31,789                    29,295

Property, plant and equipment, net ................                   17,741                    18,511
Goodwill, net .....................................                  162,774                   147,990
Other intangible assets, net ......................                    6,013                     6,560
Deferred charges, net .............................                    5,911                     5,319
Deferred income taxes .............................                      861                     3,132
Other assets ......................................                       89                        46
                                                                   ---------                 ---------

   Total assets ...................................                $ 225,178                 $ 210,853
                                                                   =========                 =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations ......                $   1,018                 $     688
Accounts payable, trade ...........................                    3,877                     3,400
Accrued income taxes ..............................                      103                       497
Accrued interest ..................................                    2,987                     6,047
Accrued expenses ..................................                    5,238                     3,810
                                                                   ---------                 ---------

   Total current liabilities ......................                   13,223                    14,442

Long-term portion of capital lease obligations ....                      509                     1,349
Revolving credit line .............................                   14,200                        --
Senior notes ......................................                  110,510                   115,000
Deferred income taxes .............................                    2,980                     3,340
Other non-current liabilities .....................                    1,399                        --
                                                                   ---------                 ---------

   Total liabilities ..............................                  142,821                   134,131

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding ............                       --                        --
Additional paid-in capital ........................                  104,858                   100,862
Accumulated deficit ...............................                   (6,413)                   (8,045)
Accumulated other comprehensive loss ..............                     (358)                     (365)
Carryover basis adjustment ........................                  (15,730)                  (15,730)
                                                                   ---------                 ---------

   Total stockholder's equity .....................                   82,357                    76,722
                                                                   ---------                 ---------

   Total liabilities and stockholder's equity .....                $ 225,178                 $ 210,853
                                                                   =========                 =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                       Three months ended                      Nine months ended
                                             -----------------------------------      -----------------------------------
                                             March 31, 2000       March 31, 1999      March 31, 2000       March 31, 1999
                                             --------------       --------------      --------------       --------------
                                              (unaudited)         (unaudited)          (unaudited)         (unaudited)

Net sales ...............................       $25,433            $ 24,518             $74,320            $ 68,979
Cost of goods sold ......................        15,492              14,827              44,572              43,908
                                                -------            --------             -------            --------

    Gross profit ........................         9,941               9,691              29,748              25,071

Selling, general and
    administrative expenses .............         3,631               3,924              12,286              10,333
Amortization of goodwill and
    other intangibles ...................         1,373               1,151               3,928               3,454
Loss (gain) from settlement
    of litigation, net ..................            12                  --                (858)                 --
                                                -------            --------             -------            --------


    Income from operations ..............         4,925               4,616              14,392              11,284

Other expenses:
    Interest expense, net ...............         3,479               3,298              10,220               9,752
    Management fees and
        other, net ......................            62                 242                 187                 367
                                                -------            --------             -------            --------

Income before income taxes and
    extraordinary gain ..................         1,384               1,076               3,985               1,165

Income tax expense ......................         1,008                 795               2,540               1,581
                                                -------            --------             -------            --------

    Income (loss) before extraordinary
        gain............................            376                 281               1,445                (416)

Extraordinary gain from early
    retirement of debt, net of tax ......            --                  --                 187                  --
                                                -------            --------             -------            --------

    Net income (loss) ...................       $   376            $    281             $ 1,632            $   (416)
                                                =======            ========             =======            ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                            Accumulated
                                               Common Stock       Additional                   Other      Carryover
                                            -------------------     Paid-in   Accumulated   Comprehensive    Basis
                                            Shares      Dollars     Capital     Deficit         Loss       Adjustment      Total
                                            ------      -------   ----------  -----------   -------------  ----------      -----

Balances, June 30, 1999 ................    1,000      $   --      $100,862      $(8,045)      $(365)      $(15,730)      $76,722

Equity contribution by AKI Holding Corp.
   (unaudited) .........................                              3,996                                                 3,996

Net income (unaudited) .................                                           1,632                                    1,632

Other comprehensive income, net of tax:
     Foreign currency translation
       adjustment (unaudited) ..........                                                           7                            7
                                                                                                                          -------

Comprehensive income (unaudited) .......                                                                                    1,639
                                            -----      ------      --------      -------       -----       --------       -------

Balances, March 31, 2000 (unaudited) ...    1,000      $   --      $104,858      $(6,413)      $(358)      $(15,730)      $82,357
                                            =====      ======      ========      =======       =====       ========       =======








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                       Nine months ended
                                                                            --------------------------------------
                                                                            March 31, 2000          March 31, 1999
                                                                            --------------          --------------
                                                                              (unaudited)             (unaudited)
                                                                            --------------          --------------

Cash flows from operating activities
    Net income (loss) .................................................      $  1,632                  $  (416)
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization of goodwill
            and other intangibles .....................................         7,188                    6,561
        Amortization of debt issuance cost ............................           503                      461
        Deferred income taxes .........................................         1,790                      947
        Net gain from early retirement of debt ........................          (187)                      --
        Other .........................................................          (133)                    (248)
        Changes in operating assets and liabilities:
           Accounts receivable ........................................        (3,731)                  (8,752)
           Inventory ..................................................        (3,018)                  (3,897)
           Prepaid expenses, deferred charges
             and other assets .........................................           398                     (248)
           Income taxes ...............................................           (32)                   5,587
           Accounts payable and accrued expenses ......................        (6,474)                   3,197
                                                                             --------                  -------

           Net cash provided by (used in)
                   operating activities ...............................        (2,064)                   3,192
                                                                             --------                  -------

Cash flows from investing activities
    Purchases of equipment ............................................        (2,300)                  (2,430)
    Payments for acquisitions, net of cash
        acquired ......................................................       (16,162)                      --
                                                                             --------                  -------

            Net cash used in investing activities .....................       (18,462)                  (2,430)
                                                                             --------                  -------

Cash flows from financing activities
    Payments under capital leases for equipment .......................          (510)                    (460)
    Net proceeds  on line of credit ...................................        14,200                      800
    Repayment of other notes payable ..................................            --                   (1,330)
                                                                             --------                  -------

            Net cash provided by (used in) financing
               activities .............................................        13,690                     (990)
                                                                             --------                  -------

Net (decrease) in cash and cash equivalents ...........................        (6,836)                    (228)
Cash and cash equivalents, beginning of period ........................         7,015                    1,641
                                                                             --------                  -------

Cash and cash equivalents, end of period ..............................      $    179                  $ 1,413
                                                                             ========                  =======


Supplemental information
    Cash paid (received) during the period for:
        Interest, other ...............................................      $ 12,724                  $ 6,498
        Income taxes ..................................................         1,157                   (4,953)

Significant non-cash activities
        Assets acquired under capital lease ...........................            --                  $   561
        Contribution of equity and retirement of
             senior notes .............................................      $  3,996                       --




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of
     Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and also distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("Acquisition Corp.") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, Acquisition Corp. contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     Acquisition of Retcom Holdings Ltd.

          On September 15, 1999, AKI acquired all of the equity interests in Retcom Holdings Ltd. and its subsidiaries ("RHL") for a total cost of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. RHL businesses include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation activities. The sampling systems and related microencapsulation services and activities have been integrated into Arcade's sampling technology group (named Arcade Sampling Technologies,
     AST) and the microencapsulated products have been combined with Arcade's product technology unit (named Arcade Product Technologies, APT). RHL also has a creative services division (renamed Arcade Direct, AD) that handles marketing communications, catalogs and database marketing and a multi-media division (renamed Arcade Consumer Communications, ACC) for merchandising at point-of-sale. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. The purchase was accounted for under the purchase method of accounting. Results of operations for the nine months ended March 31, 2000 include the results of RHL for the period from September 15, 1999 to March 31, 2000. The purchase price allocation is not finalized at this time. Management has not determined what impact, if any, that there would be on earnings.

     Interim financial statements

          The interim consolidated condensed balance sheet at March 31, 2000 and the interim consolidated condensed statements of operations for the three and nine months ended March 31, 2000 and 1999, the interim consolidated condensed statements of cash flows for the nine months ended March 31, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the nine months ended March 31, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

     The following table details the components of inventory:

                                       March 31, 2000    June 30, 1999
                                       --------------    -------------
                                        (unaudited)
Raw materials
    Paper ........................       $4,176             $1,088
    Other raw materials ..........        2,371              2,328
                                         ------             ------

Net raw materials ................        6,547              3,416
Work in process ..................        1,731              1,693
                                         ------             ------

Net inventory ....................       $8,278             $5,109
                                         ======             ======


3. RETIREMENT OF DEBT

        During the nine months ended March 31, 2000, Acquisition Corp. purchased $4,490 of AKI, Inc. Senior Notes for $3,996. The notes were contributed to Holding Corp. and Holding Corp contributed the notes to AKI, Inc. The notes were subsequently retired.

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

General

     The sales of our company are derived through its multi-sensory marketing activities primarily from the sale of sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base.

Retcom Holdings Ltd. Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement.

 Results of Operations

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Net Sales. Net sales for the three months ended March 31, 2000, increased $0.9 million, or 3.7%, to $25.4 million, as compared to $24.5 million for the three months ended March 31, 1999. The increase was primarily attributable to increases in domestic and international sales of sampling technologies for advertising and marketing of fragrance products and sales from the RHL acquired businesses, offset by decreases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products and changes in foreign exchange rates.

     Gross Profit. Gross profit for the three months ended March 31, 2000, increased $0.2 million, or 2.1%, to $9.9 million, as compared to $9.7 million for three months ended March 31, 1999. Gross profit as a percentage of net sales decreased to 39.0% in the three months ended March 31, 2000, from 39.6% in the three months ended March 31, 1999. The increase in gross profit is primarily attributable to the increase in net sales discussed above, offset by changes in product mix and changes in foreign exchange rates. The decrease in gross profit as a percentage of net sales is primarily attributable to changes in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000, decreased $0.3 million, or 7.7% to $3.6 million, as compared to $3.9 million for the three months ended March 31, 1999. The decrease in selling, general and administrative expenses was primarily due to a 1999 severance charge related to a former executive, a decrease in sales commissions and legal expense, offset partially by increased sales staffing and additional expenses associated with the operation of RHL. As a result of these factors, selling, general and administrative expenses as a percent of net sales decreased to 14.2% in the three months ended March 31, 2000, from 15.9% in the three months ended March 31, 1999.

     Income from Operations. Income from operations for the three months ended March 31, 2000 increased $0.3 million, or 6.5%, to $4.9 million, as compared to $4.6 million for the three months ended March 31, 1999. Income from operations as a percentage of net sales increased to 19.3% in the three months ended March 31, 2000, from 18.8% in three months ended March 31, 1999, principally as a result of the factors described above.

     Interest Expense. Interest expense for the three months ended March 31, 2000 increased $0.1 million, or 2.3% to $4.4 million, as compared to $4.3 million for the three months ended March 31, 1999. Interest expense as a percentage of net sales decreased to 17.3% in the three months ended March 31, 2000, from 17.6% in the three months ended March 31, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the three months ended March 31, 2000 increased $0.2 million, or 6.1% to $3.5 million, as compared to $3.3 million for the three months ended March 31, 1999. Interest expense as a percentage of net sales increased to 13.8% in the three months ended March 31, 2000, from 13.5% in the three months ended March 31, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Notes.

     Income Tax Expense. Income tax expense for the three months ended March 31, 2000 increased $0.2 million to $0.7 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 42.7% in the three months ended March 31, 2000, and 44.5% in the three months ended March 31, 1999.

     Income tax expense for AKI for the three months ended March 31, 2000 increased $0.2 million to $1.0 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the three months ended March 31, 2000 and 1999.

     EBITDA. EBITDA for the three months ended March 31, 2000, increased $0.6 million, or 8.8%, to $7.4 million, as compared to $6.8 million for the three months ended March 31, 1999. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 29.1% and 27.8% in the three months ended March 31, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.


     Nine Months  Ended March 31, 2000  Compared to Nine Months  Ended March 31,
1999

     Net Sales. Net sales for the nine months ended March 31, 2000, increased $5.3 million, or 7.7%, to $74.3 million, as compared to $69.0 million for the nine months ended March 31, 1999. The increase was primarily attributable to increases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products, due partially to the timing of completion and delivery of certain substantial orders which remained in process at June 30, 1999, and sales from the RHL acquired business, offset by decreases in domestic sales of sampling technologies for advertising and marketing of fragrance products and international sales of sampling technologies for advertising and marketing of consumer products and changes in foreign exchange rates.

     Gross Profit. Gross profit for the nine months ended March 31, 2000, increased $4.6 million, or 18.3%, to $29.7 million, as compared to $25.1 million for nine months ended March 31, 1999. Gross profit as a percentage of net sales increased to 40.0% in the nine months ended March 31, 2000, from 36.4% in the nine months ended March 31, 1999. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels, offset partially by changes in foreign exchange rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended March 31, 2000, increased $2.0 million, or 19.4% to $12.3 million, as compared to $10.3 million for the nine months ended March 31, 1999. The increase in selling, general and administrative expenses was primarily due to an increase in sales and customer service staffing levels and compensation and additional expenses associated with the acquisition and operation of RHL. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 16.6% in the nine months ended March 31, 2000, from 14.9% in the nine months ended March 31, 1999.

     Income from Operations. Income from operations for the nine months ended March 31, 2000 increased $3.1 million, or 27.4%, to $14.4 million, as compared to $11.3 million for the nine months ended March 31, 1999. Income from operations as a percentage of net sales increased to 19.4% in the nine months ended March 31, 2000, from 16.4% in nine months ended March 31, 1999, principally as a result of the factors described above.

     Interest Expense. Interest expense for the nine months ended March 31, 2000, increased $0.5 million, or 4.0% to $13.0 million, as compared to $12.5 million for the nine months ended March 31, 1999. Interest expense as a percentage of net sales decreased to 17.5% in the nine months ended March 31, 2000, from 18.1% in the nine months ended March 31, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the nine months ended March 31, 2000, increased $0.4 million, or 4.1% to $10.2 million, as compared to $9.8 million for the nine months ended March 31, 1999. Interest expense as a percentage of net sales decreased to 13.7% in the nine months ended March 31, 2000, from 14.2% in the nine months ended March 31, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RHL acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Notes.

     Income Tax Expense. Income tax expense for the nine months ended March 31, 2000 increased $0.9 million to $1.6 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 44.0% in the nine months ended March 31, 2000 and 52.3% in the nine months ended March 31, 1999.

     Income tax expense for AKI for the nine months ended March 31, 2000 increased $0.9 million to $2.5 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.0% in the nine months ended March 31, 2000 and 1999.

     Extraordinary gain from early retirement of debt. Extraordinary gain from early retirement of debt of $0.8 million for the nine months ended March 31, 2000 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corporation. The contributed securities were subsequently retired.

     Extraordinary gain from early retirement of debt for AKI of $0.2 million for the nine months ended March 31, 2000 resulted from the purchase of Senior Notes by AHC I Acquisition Corporation and subsequent contribution by AKI Holding Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the nine months ended March 31, 2000, increased $2.9 million, or 16.3%, to $20.7 million, as compared to $17.8 million for the nine months ended March 31, 1999. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 27.9% and 25.8% in the nine months ended March 31, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

Liquidity and Capital Resources

     Our company has substantial indebtedness and significant debt service obligations. As of March 31, 2000, our company had consolidated indebtedness in an aggregate amount of $153.2 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which (1) approximately $27.0 million was a direct obligation of Holding relating to its debentures and (2) approximately $126.2 million was a direct obligation of AKI relating to its notes, revolving credit line and capital leases. Borrowings at March 31, 2000 included $14.2 million under the revolving credit agreement that was incurred to finance the acquisition of RHL. At March 31, 2000 our company had available $5.2 million under the credit line facility. At March 31, 2000, AKI also had $16.5 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities) and letters of credit outstanding under the credit agreement in the amount of $0.6 million.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $2.9 million for the nine months ended March 31, 1999, together with borrowings under revolving credit facilities. During the nine months ended March 31, 2000, cash totaling $2.1 million was used by operating activities primarily due to the increase in accounts receivable and inventory and a decrease in accrued interest, accounts payable and accrued expenses. Net cash provided by operating activities during the nine months ended March 31, 1999 resulted from net income before depreciation and amortization, the collection of an income tax refund receivable and increases in accounts payable and accrued expenses. These factors were partially offset by increased accounts receivable and inventory levels.

     In the nine months ended March 31, 2000 and 1999, our company had capital expenditures of approximately $2.3 million and $2.4 million, respectively. These capital expenditures consisted primarily of the purchase of an electronic prepress system, manufacturing equipment, furniture and fixtures and upgrading its computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12.2 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement, a portion of which was subsequently repaid with cash flows from operating activities. Our company is exploring options for the longer-term financing of a portion of the borrowings incurred in connection with the acquisition.

     Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

     In September 1999, Acquisition Corp. consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. In October 1999, Acquisition Corp. purchased $8.8 million of Holding Corp. Senior Discount Debentures and $4.5 million of AKI, Inc., Senior Notes. The debentures and notes were contributed to Holding Corp. and subsequently retired.

     Capital expenditures for the three months ending June 30, 2000 are currently estimated to be approximately $1.2 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of March 31, 2000 and borrowings outstanding under the credit agreement as of May 11, 2000, our company expects total cash payments for debt service for the three months ending June 30, 2000 to be approximately $0.5 million, consisting of $0.2 million in capital lease obligations and $0.3 million in interest and fees under the credit agreement. Our company also expects to make royalty payments of approximately $0.2 million during the three months ending June 30, 2000.

     At March 31, 2000, our company's cash and cash equivalents and net working capital were $0.2 million and $18.6 million, respectively, representing a decrease in cash and cash equivalents of $6.8 million and an increase in net working capital of $3.7 million from June 30, 1999. Account receivables, net, at March 31, 2000 increased 39.3% or $6.4 million over the June 30, 1999 amount, primarily due to increased sales. Inventory increased in anticipation of price increases and changes in paper composition.

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

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At March 31, 2000, there were no forward exchange contracts outstanding.


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


                                      AKI HOLDING CORP.

Date:  May 15, 2000                  By:      /s/ Kenneth A. Budde
                                               --------------------
                                               Kenneth A. Budde
                                               Senior Vice President and
                                               Chief Financial Officer

                                      AKI, INC.

Date:  May 15, 2000                  By:      /s/ Kenneth A. Budde
                                               --------------------
                                               Kenneth A. Budde
                                               Senior Vice President and
                                               Chief Financial Officer