Form 10-K
period 2000-06-30
AKI HOLDING CORP; AKI INC
filed 2000-09-28
CIK 1067550, 1067549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                                AKI HOLDING CORP.
             (Exact name of registrant as specified in its charter)

                        Commission File Number: 333-60991

           Delaware                                               74-288316
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                                    AKI, INC.
             (Exact name of registrant as specified in its charter)

                        Commission File Number: 333-60989

           Delaware                                               13-3785856
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              1815 East Main Street
                              Chattanooga, TN 37404
                                 (423) 624-3301
   (Address, including zip code and telephone number, including area code, of principal executive offices)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

As of September 27, 2000, 1,000 shares of common stock of AKI Holding Corp., $0.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

AKI, Inc. meets the requirements set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

     As used within this report, the term "company" refers to AKI Holding Corp., a Delaware corporation, and its subsidiaries, including AKI, Inc., a Delaware corporation ("AKI"). The term "Holding" refers solely to AKI Holding Corp.

                                     PART I

     Part I is presented with respect to both registrants submitting this filing, Holding and AKI.

ITEM 1.  BUSINESS

General

     Our company is a leading global marketer and manufacturer of multi-sensory, interactive advertising utilizing sampling systems that engage the senses of touch, sight, sound and olfactory. Our sampling systems are widely recognized in the fragrance, cosmetics and personal care industries, as well as the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending sampling systems that can be incorporated into various advertising media which is designed to reach the consumer at home or in-store, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins and point-of-sale displays.

     Our company is a fully integrated multi-sensory advertising company, conducting its business under the Arcade Marketing Inc. name and is positioned to provide complete, interactive advertising programs to our customers, including creative content and product sample systems and distribution.

     Product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. Our company's introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. By combining advertising with a sampling system, marketers were afforded the first cost-effective means to reach consumers in their homes on a mass scale. Though the microencapsulated fragrance sampling system remains the most widely used product throughout the fragrance industry, our company has developed and/or acquired a portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and continues to be the leading innovator in sampling system advertising.

     In recent years, our company has expanded our sampling system business by developing new technologies specifically for the skincare, makeup, food and beverage and consumer products markets. Although product sampling is critical to the success of these markets, sampling programs for these products historically have been too costly for mass production and incapable of efficiently being incorporated into magazines, catalogs, direct mail and other printed vehicles. Our innovative sampling systems are designed to fill the needs of these marketers by providing a cost-effective means of reaching consumers in their homes on a mass scale with quality renditions of skincare products, foundation, lipstick and cosmetic powders. Management believes that our innovative sampling systems have altered the economics and efficiencies of product sampling in the cosmetics market.

     In December 1997, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of our company's prior management organized AHC I Acquisition Corp., a Delaware corporation ("AHC"), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of September 27, 2000, DLJMBII owned approximately 98.8% of the outstanding common stock of AHC. See "Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations--Acquisition" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. ("RetCom"), a Delaware corporation, and refinanced working capital indebtedness of RetCom and its subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--RetCom Acquisition." The acquired businesses of RetCom and its subsidiaries include a portfolio of sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. The acquired businesses also include a creative service division that engages in marketing communications and catalogs, and a multi-media division focused presently at merchandising at point-of-sale and through the Internet. The acquired businesses offer proprietary, patented and patent-pending sampling systems that include MicroSilk(TM), MicroDot(TM), Snap and Powder, ColorDot(TM) and Ascent(TM).

Products

     Our company offers a broad and diversified portfolio of innovative, interactive sampling systems and advertising formats for the fragrance, cosmetics and consumer products markets. Our major technologies are described below, including a description of the patent protection of each product technology. Each of our products is a cosmetic, fragrance or consumer product sample system generally sold to the same category of manufacturers of the product being advertised.

--------------------------------------------------------------------------------
                      Year of                      Patent
     Product        Introduction    Origin       Protection      Target Market
--------------------------------------------------------------------------------
ScentStrip(R)          1979       Internally     Proprietary   Fragrance,
                                  developed      secret        consumer products
--------------------------------------------------------------------------------
ScentStrip(R)Plus    mid 1980's   Internally     Proprietary   Fragrance
                                  developed      secret
--------------------------------------------------------------------------------
DiscCover(R)           1994       Licensed       Patented      Fragrance,
                                                               consumer products
--------------------------------------------------------------------------------
Scent Seal(R)          1995       Acquired       Patented      Fragrance
--------------------------------------------------------------------------------
LiquaTouch(R)          1997       Internally     Patent        Fragrance,
                                  developed      pending       skin care
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
MicroDot(TM)           1993       Acquired       Proprietary   Fragrance
                                                 secret
--------------------------------------------------------------------------------
Aromalacquer           1997       Acquired       Proprietary   Fragrance,
                                                 secret        consumer product
--------------------------------------------------------------------------------
Fragrance Burst and    1989       Acquired       Patented      Fragrance
Pearls
--------------------------------------------------------------------------------
Fragrance Burst        1984       Acquired       Patented      Fragrance
--------------------------------------------------------------------------------
Microfragrance Scratch            Acquired       Proprietary   Fragrance,
`n Sniff               1978                      secret        consumer product
--------------------------------------------------------------------------------
BeautiSeal(R)          1997       Internally     Patented      Cosmetics, skin
                                  developed                    care and personal
                                                               care
--------------------------------------------------------------------------------
PowdaTouch(R)          1997       Internally     Patented      Cosmetics
                                  developed
--------------------------------------------------------------------------------
LipSeal(TM)            1998       Internally     Patented      Cosmetics
                                  developed
--------------------------------------------------------------------------------
TouchDown(TM)          1999       Internally     Patent        Cosmetics
Nail Color Sampler                developed      application
                                                 pending
--------------------------------------------------------------------------------
BeautiTouch(R)         1999       Internally     Patent        Cosmetics, skin
Multi-well Sampler                developed      pending       care and personal
                                                               care
--------------------------------------------------------------------------------
ColorDot(TM)           1999       Acquired       Patented      Cosmetics
--------------------------------------------------------------------------------


Olfactory Sampling Systems

     Our diverse portfolio of fragrance sampling systems, which uses a variety of proprietary chemistries and processes, historically has represented a significant portion of our utilized sales. While ScentStrip continues to be the most widely used technology for sampling products for the fragrance industry, management believes that our new and recently acquired sampling systems have helped us maintain a competitive advantage and our position as an innovator in the sampling industry. Our products have been used in substantially all major new fragrance launches in recent years that have utilized sampling systems.

o    ScentStrip(R):   Our  company's  original   pull-apart,   microencapsulated
     fragrance sampling system continues to deliver the most cost-effective, quality fragrance rendition.

o ScentStrip(R) Plus: The classic, pull-apart, microencapsulated fragrance format with the added feature of silky-to-the-touch, powdery texture.

o DiscCover(R): A peel-and-reveal, non-encapsulated sampling system that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size.

o Scent Seal(R): A heat-sealed, pouch-like, pressure-sensitive format that peels open to reveal a moist, wearable gel rendition that offers both an olfactory and on-skin experience.

o LiquaTouch(R): Delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. Available in a pressure-sensitive format designed for U.S. Postal Service approval for subscription magazine periodical rates, LiquaTouch(R) is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials. In an independent study recently conducted among male consumers of fragrance products, LiquaTouch(R) was shown to be preferred among sampling systems and was also a finalist for the Fragrance Foundation's 1997 "Innovation of The Year" award.

o MicroDot(TM): A peel away resealable label, which reveals pressure sensitive microencapsulated fragrance oil delivered in a Microsilk(TM) powder. When applied to the skin, the Microsilk(TM) powder delivers a superior fragrance rendition.

o Aramalacquer: Scented varnish that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical, or novelty product. When rubbed or scratched, Aromalacquer releases the aroma rendition.

o Fragrance Burst Perfume Pearls: A multi-sensory sampling system that features silky-to-the-touch, pearlized perfume pearls. These pearls are formulated of 85% liquid perfume oil and release a wearable fragrance rendition when touched.

o Fragrance Burst and Pearls: Combines the wearable, visible and tangible properties of Perfume Pearls with the classic, pull-apart fragrance burst format, delivering an olfactory and on-skin experience.

o Microfragrance Scratch `n Sniff: Microfragrance capsules are applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition when the sampling system is scratched, then sniffed.

Other Sampling Systems

     Our company also has in its portfolio non-fragrance sampling system products which represent a growing percentage of our company's sales. All of these sampling systems except ColorDot(TM) have been designed for U.S. Postal Service approval for subscription magazine periodical rates.

o BeautiSeal(R): A heat-sealed, pouch-like, pressure-sensitive format peels open to deliver quality renditions of cream and lotion treatments and liquid foundations. BeautiSeal(R) is hygienic and spillproof and less expensive and more versatile than existing skincare/foundation sampling alternatives. For example, a two-sided, printed insert incorporating a BeautiSeal(R) sampling system generally costs less than half that of the manufacture and magazine distribution of an equivalent sample packet. BeautiSeal(R) was a finalist for the Fragrance Foundation's 1998 "Marketing Innovation of The Year" award.

o PowdaTouch(R): Applies up to four different powders on a single carrier and is ideal for trial of a single item shade range or a complete color story. Delivers a superior rendition of the shade, texture, finish and application of eye shadow, powder blush, face powder, bronzer or body powder. Management estimates that PowdaTouch(R) sampling systems can be produced approximately ten times faster than currently competing products and at a reduced production rate.

o LipSeal(TM): A pressure-sensitive sampling system peels open to deliver a superior rendition of lipstick shade, finish and texture in any formula including volatile silicones.

o TouchDown(TM) Nail Color Sampler: A pressure-sensitive, die-cut sticker that temporarily "touches down" on the nail, demonstrating superior rendition of nail enamel shades without marring a manicure.

o BeautiTouch(R) Multi-Well Sampler: A pressure-sensitive technology featuring multiple, individually-sealed wells on a common backing, which peel open to deliver renditions of liquid foundations, cream and lotion treatment and personal care items, lipstick and fragrance ancillaries.

o ColorDot(TM): A pressure sensitive label which peels away to reveal a microencapsulated color cosmetic sampling system containing up to four cosmetic colors laid down in parallel rows.

Formats

     Our company produces a wide and versatile range of formats designed for U.S. Postal Service approval for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for our company's products are described below.

     Magazine Inserts: Magazine inserts are available in half-, full-, two- and four-page formats, can be die-cut, can contain any of our company's sampling systems and are the most commonly produced among our company's formats, accounting for approximately 39% of fiscal 2000 sales.

     Catalog Inserts: Full color formats can be produced in a variety of sizes and inserted into retail or mail order catalogs. Catalog inserts can be produced with or without an attached envelope, which may be provided to facilitate the return of merchandise order forms to the store. Our company has the ability to create and produce special formats, to custom imprint with store information and to incorporate most of our company's sampling systems.

     Remittance Envelopes: Remittance envelopes, which are inserted into store statement mailings, can be customized with a store logo and can accommodate many of our company's sampling systems. Our company is the only company in the sampling industry that can produce remittance envelopes in-house. Remittance envelopes can be produced with or without our company's sampling systems. Remittance envelope production, which is a highly customized service business, reinforces our company's position as a fully-integrated enterprise.

     Statement Enclosures: Statement enclosures are available in various formats and sizes. Fragrance statement enclosures may contain a single scent in their fold, one or two scents under the fragrance panel, or they may be die-cut so that the fragrance can be sampled by removing the desired die shape. Enclosures are normally imprinted with store logo and product pricing information. The six-inch format is our company's design and has become the industry standard.

     Blow-ins: Blow-ins, which are available in all formats and sizes, can accommodate nearly all of our company's sampling systems and are loosely inserted (blown in) rather than bound into store catalogues, newspapers and magazines.

     In-Store Handouts: Our company has made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our company's products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our company's sampling systems and items such as postcards, stickers, wrist bands, bookmarks and CD inserts. Our company is also experiencing significant in-store business with the LiquaTouch(R) sampling system, as an alternative to vials, and expects increases for the BeautiSeal(R) and PowdaTouch(R) sampling systems for trial of shade ranges and formulae.

Patents and Proprietary Technology

     Our company currently holds patents covering the proprietary processes used to produce eight of its products and has submitted applications for three additional manufacturing processes. Our company has six trademarks registered in the United States and eight trademarks filed and awaiting registration. Our company has also filed and registered trademarks in over 15 countries around the world, including Europe, Australia, Japan and Brazil. See "--Products."

     Our company has ongoing research efforts and expects to seek additional patents in the future covering patentable results of such research. There can be no assurance that any pending patent applications filed by our company:

o will result in patents being issued or that any patents now or hereafter owned by our company will afford protection against competitors with similar technology,

o    will not be infringed upon or designed around by others or

o    will not be challenged by others and held to be invalid or unenforceable.

In addition, many of our company's manufacturing processes are not covered by any patent or patent application. As a result, the business of our company may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our company.

Customers

     Our company sells its products to prestige and mass cosmetic, fragrance, consumer products companies, department stores, home shopping retailers and specialty retailers including Avon Products, Inc., Calvin Klein Cosmetics (Unilever Plc), Chanel, Inc., Coty, Inc., Cosmair/L'Oreal S.A., Elizabeth Arden (Unilever Plc), Estee Lauder, Inc., Giorgio Beverly Hills, Colgate, Victoria Secret Beauty and The Procter & Gamble Company. Our company's top ten customers accounted for approximately 58% of sales in fiscal 2000. None of our company's customers, other than Estee Lauder, accounted for 10% or more of net sales in fiscal 2000. Our company believes that its technical expertise, manufacturing reliability and customer support capabilities have enabled it to develop strong relationships with its customers. Our company employs sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our company's manufacturing personnel. Historically, our company has had long-term relationships with its major customers.

Sales and Marketing

     Our company's sales and marketing efforts are organized geographically. Our company currently has a total of twelve sales executives. The U.S. sales group consists of seven sales executives who are supervised by the Senior Vice President of Sales. The European sales executives are based in Paris, France and London, England and are managed by the Senior Vice President, International, who is based in Paris, France. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by eighteen production managers/customer service representatives, which are based in Chattanooga, Tennessee and Paris, France. A portion of the compensation for sales executives is commission-based.

     Our company's marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events, extensive joint marketing programs with magazines, retailers and oil houses, press coverage in industry trade publications, tradeshows and seminars, advertising in trade publications and promotional pieces. In addition, our company focuses its sales efforts toward three principal groups within its customers' organizations that management believes influence the customers' purchasing decisions:

o marketing, which selects the sampling system technology and controls the promotional budget;

o product development, which approves our company's sampling system rendition and approves stability testing; and

o    purchasing, which buys the sampling system pieces and controls quality.

Management believes that as the pressure for creativity increases with each new product introduction, fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort for a new fragrance. Our company's executives routinely introduce new sampling system formats and ideas based on our company's technologies to the marketing departments of its customers. Our company's in-house creative and marketing expertise and complete product line provides customers with maximum flexibility in designing promotional programs.

Manufacturing

     Our company's manufacturing processes are highly technical and largely proprietary. Our company's sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf-life, resistance to pressure and temperature variations and various other requirements. The manufacturing processes can be divided into three phases:

o formulating cosmetic and fragrance product renditions in our company's slurry laboratories for use in sampling systems;

o manufacturing the sampler, which consists of either applying an encapsulated slurry onto paper or producing sampling labels that contain fragrance or other cosmetic product renditions as well as printing the advertising page; and

o    labeling   technologies   (DiscCover(R),   Scent  Seal(R),   BeautiSeal(R),
     LiquaTouch(R)), affixing the labels onto a piece preprinted by our company or a third-party contract supplier.

     Management believes that our company's formulation capabilities are the best in the cosmetics sampling industry. The formulation process is highly complex because our company is trying to replicate the fragrance of a product in a bottle containing an alcohol solution using primarily essential oils and paper. Formulation approval is an interactive process between our company and its customers. Our company has more than 125 different, proprietary formulations that it utilizes in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. Certain of these formulations are patented and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved. Formulation is conducted in our company's specially designed formulation laboratories by trained specialists.

     The artwork for substantially all printed pieces has typically been furnished by the customer or its advertising agency. Our company's prepress department is currently being converted to state-of-the-art technology by utilizing the receipt of customer-supplied computer disks and producing this material directly on to plates. Our company has the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

     Our company has two different sampling component  manufacturing  processes:
(1) for its formulated offset paper samplers (ScentStrip(R), ScentStrip(R) Plus, PowdaTouch(R)) and (2) for its formulated letterpress or flexo label samplers (DiscCover(R), Scent Seal(R), BeautiSeal(R), LiquaTouch(R)). Formulated paper samplers are produced in our company's primary facility where our company carefully applies microencapsulated slurry onto the paper during the printing process and, in a continuous in-line operation, folds, cuts and trims the samplers for packing. A 24-hour quality control function and hourly accountability provide significant value to the product development personnel at our company's customers, who are responsible for sample system quality.

     All sampling systems in label form are produced on specially modified label and finishing equipment in our company's second facility. In addition to the patents pending on certain of its manufacturing processes, our company uses a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all sample systems by roll and provide full accountability for our company's production.

     Our company also has agreements with certain European and Australian printers and labelers, which produce some quantities for global customers that require foreign distribution. Each of these arrangements is protected by non-competition agreements.

     Our company was recently awarded The Proctor & Gamble Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. Our company is also registered with the Food and Drug Administration for the packaging of regulated cosmetic products.

Sources and Availability of Raw Materials

     Generally, the raw materials used by our company in the manufacturing of its products have been readily available from numerous suppliers and have been purchased by our company at prices that our company believes are competitive. Our company's encapsulated paper products utilize specific grades of paper that are subject to comprehensive evaluation and certification by our company for quality, consistency and fit. Our company has not experienced any material supply shortages in the past, nor are any anticipated.

Competition

     Our company's competitors, some of whom have substantially greater capital resources than our company, are actively engaged in manufacturing certain products similar to, or in competition with, those of our company. Competition in our company's markets is based upon product quality, product technologies, customer relationships, price and customer service. Our company's principal competitors in the printed fragrance sampler market are Webcraft, a subsidiary of Big Flower Holdings, Inc., Orlandi, Inc., Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquesence. Our company also competes with numerous manufacturers of miniatures, vials, packets, sachets, blisterpacks and scratch and sniff products.

In addition, certain cosmetics companies produce sampling products for their own cosmetic products. Our company also competes with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

Environmental and Safety Regulation

     Our company's operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the workplace. Our company's policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. Our company believes that it is in general compliance with such requirements and has adequate professional staff and systems in place to remain in compliance, although there can be no assurances that this is the case. Our company considers costs for environmental compliance to be a normal cost of doing business and includes such costs in pricing decisions.

Employees

     As of August 31, 2000, our company employed 403 persons, which included 237 hourly and 166 salaried and management personnel. Substantially all of our company's hourly employees are represented by the Graphics Communications International Union (GCIU) local 197-M. Management considers its relations with the union to be good. The current union contract was signed in April 1999 and will be in effect through March 31, 2003.

                                  RISK FACTORS

Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations under our notes and debentures.

     Our company has substantial indebtedness and debt service obligations. As of June 30, 2000, Holding and AKI had total consolidated indebtedness of approximately $145.7 million and $117.9 million, respectively. In addition, Holding's deficiency of earnings available to cover fixed charges for fiscal 2000, was $0.8 million. As of September 20, 2000, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $9.5 million under its revolving credit agreement with Heller Financial, Inc. and $4.8 million under promissory note with AHC. In addition, as of such date, borrowings of up to approximately $9.9 million were available under the credit agreement, subject to specified conditions. The indenture governing Holding's 13 1/2% Senior Discount Debentures due 2009 and the indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our company and its Restricted Subsidiaries (as defined in the indentures), in each case, to incur additional indebtedness if we meet specified requirements.

     The level of our company's indebtedness could have negative consequences to holders of the notes and the debentures, including, but not limited to, the following:

o a substantial portion of cash flow from operations must be dedicated to debt service and will not be available for other purposes;

o additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

o the level of indebtedness could limit flexibility in reacting to changes in the operating environment and economic conditions generally;

o the level of indebtedness could restrict our company's ability to increase manufacturing capacity;

o our company may face difficulties in satisfying its obligations with respect to its indebtedness; and

o a portion of our company's borrowings bear interest at variable rates of interest, which could result in higher interest expense in the event of an increase in market interest rates.

     The indentures and the credit agreement contain covenants that, among other things, limit the ability of our company and its Restricted Subsidiaries to:

o    pay dividends or make certain restricted payments;

o    incur additional indebtedness and issue preferred stock;

o    create liens;

o    incur dividend and other payment restrictions affecting subsidiaries;

o enter into mergers, consolidations or sales of all or substantially all of the assets of our company;

o    enter into certain transactions with affiliates; and

o    sell certain assets.

In addition, the credit agreement requires our company to maintain specified financial ratios and satisfy specified financial condition tests. Our company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that our company will meet those tests.

To service our company's indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     The ability of our company to pay principal and interest on the notes or principal on the debentures and to satisfy its other debt obligations will depend upon AKI's future operating performance. AKI's future operating performance will be affected by prevailing economic conditions and financial, business and other factors, which factors may be beyond our company's control, as well as the availability of revolving credit borrowings under the credit agreement. Our company anticipates that its operating cash flow, together with borrowings under the credit agreement, will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, if our company is unable to service its indebtedness, our company may be required to take action such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. If the company is unable to maintain the specified financial ratios or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, we would be in default under the terms of our indebtedness, which would permit the holders of such indebtedness to accelerate the maturity of the indebtedness.

Holding Company Structure - Holding's debentures are structurally subordinated to indebtedness of its subsidiaries.

     Holding is a holding company and does not have any material operations or assets other than ownership of all of the capital stock of AKI. Accordingly, its debentures are effectively subordinated to all existing and future liabilities of Holding's subsidiaries, including indebtedness under the credit agreement and AKI's notes. As of June 30, 2000, Holding's subsidiaries had $117.8 million of indebtedness and $21.4 million of other outstanding liabilities (including trade payables, accrued liabilities and deferred taxes). As of September 20, 2000, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $9.5 million under the credit agreement and $4.8 million under a promissory note with AHC. In addition, as of September 20,2000, borrowings of up to approximately $9.9 million were available under the credit agreement, subject to specified conditions. All such indebtedness effectively ranks senior to the debentures. At June 30, 2000, Holding had $0.4 million of accrued liabilities and no outstanding indebtedness other than the debentures. Holding and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the instruments governing their indebtedness.

     Any right of Holding to participate in any distribution of assets of its subsidiaries upon the liquidation, reorganization or insolvency of any such subsidiary (and the consequent right of the holders of the debentures to participate in the distribution of those assets) will be subject to the prior claims of the respective subsidiary's creditors.

Holding's ability to repay its debentures may depend on its ability to raise cash other than through its subsidiaries.

     Holding's cash flow, and consequently its ability to service debt, including its obligations under its debentures, is dependent upon the cash flows of its subsidiaries and the payment of funds by such subsidiaries to Holding in the form of loans, dividends or otherwise. Holding's subsidiaries have no obligations, contingent or otherwise, to pay any amounts due pursuant to the debentures or to make any funds available for payment of the debentures. In addition, AKI's credit agreement and its note indenture impose, and agreements entered into in the future may impose, significant restrictions on the payment of dividends and the making of loans by AKI and its subsidiaries to Holding. Accordingly, repayment of the debentures may depend upon the ability of Holding to effect an equity offering or to refinance the debentures.

Your right to receive payments on the notes and debentures is junior to our existing and future secured indebtedness.

     Under the terms of our credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, such lender will have a prior secured claim on the capital stock of AKI and the encumbered assets of our company. As a result, the encumbered assets of our company would be available to pay obligations on the notes and the debentures only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our company's financial condition and the value of the debentures and the notes will be materially adversely affected and could be eliminated. As of September 20, 2000, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $9.5 million under the credit agreement and $4.8 million under promissory note with AHC. In addition, as of such date, borrowings of up to approximately $9.9 million were available under the credit agreement, subject to specified conditions.

Our results of operations could be adversely affected if the U.S. Postal Service reclassifies our sampling systems or the sampling products of our competitors.

     Our company's sampling systems are approved by the U.S. Postal Service for inclusion in subscription magazines mailed at periodical postage rates. Our company's sampling systems have a significant cost advantage over certain competing sampling products, such as miniatures, vials, packettes, sachets and blisterpacks, because such competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the U.S. Postal Service accounted for approximately 32% of our company's net sales in fiscal 2000. There can be no assurance that the U.S. Postal Service will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the U.S. Postal Service will not reclassify our company's sampling systems such that they would incur a postal surcharge. Any such action by the U.S. Postal Service could have a material adverse effect on our company's results of operations and financial condition.

Our company relies on a small number of customers for a large portion of its revenues.

     Our company's top ten customers by sales revenue accounted for approximately 58% of our company's net sales in fiscal 2000. None of our company's customers other than Estee Lauder accounted for 10% or more of net sales in fiscal 2000. Although our company has long-established relationships with most of its major customers, our company does not have long-term contracts with any of its customers. Our company may be required by some customers to qualify its manufacturing operations under certain supplier standards. There can be no assurance that our company will be able to qualify under such supplier standards or that such customers will continue to purchase sampling systems from our company if our company's manufacturing operations are not so qualified. An adverse change in its relationships with significant customers, including Estee Lauder, could have a material adverse effect on our company's results of operations and financial condition.

Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis and to protect our proprietary technology.

     Our company's competitors, some of whom have substantially greater financial resources than our company, are actively engaged in manufacturing certain products similar to those of our company. Our company's principal competitors in the cosmetic sampling market are Webcraft, a subsidiary of Big Flower Holdings, Inc., Orlandi Inc., Nord'est, Marietta Corp., Klocke, Color Prelude, Rotocon, Ascent and Appliquessence. Our company also competes with numerous manufacturers of miniatures, vials, packettes, sachets, blisterpacks, and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. Competition in our company's market is primarily based upon product quality, product technologies, customer relationships, price, and customer service. The future success of our company's business will depend in large part upon its ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that our company will be successful in generating sales on commercially favorable terms, if at all.

     In addition, our company's success, competitive position and revenues will depend, in part, upon its ability to protect its proprietary technologies and to operate without infringing on the proprietary rights of others. Although our company has certain patents and has filed, and expects to continue to file, other patent applications, there can be no assurance that our company's issued patents are enforceable or that its patent applications will mature into issued patents. The expense involved in litigation regarding patent protection or a challenge thereto has been and could be significant and any future expense, if any, cannot be estimated by our company. A portion of our company's manufacturing processes are not covered by any patent or patent application. As a result, the business of our company may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our company.

Our business is affected by the advertising budgets of our customers and is seasonal in nature.

     The advertising budgets of our company's customers, and therefore the revenues of our company, are susceptible to prevailing economic and market conditions that affect advertising expenditures, the performance of the products of our company's customers in the marketplace and certain other factors. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our company's results of operations and financial condition.

     In addition, our company's sales and operating results have historically reflected seasonal variations. These seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first and third fiscal quarters ended September 30 and March 31, respectively, when sales from such advertising campaigns are principally recognized while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

Our results of operations and financial condition may be adversely affected by an increase in paper prices or a decrease in paper supply.

     Paper is the primary raw material utilized by our company in producing its sampling systems. Paper costs represented approximately 28% of our company's cost of goods sold in each of fiscal 1998, 1999 and 2000. Significant increases in paper costs could have a material adverse effect on our company's results of operations and financial condition to the extent that our company is unable to price its products to reflect such increases. There can be no assurance that our company's customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our company's sampling systems.

     All of our company's encapsulated sampling systems, which accounted for approximately 51% of our company's net sales in fiscal 2000, utilize specific grades of paper that are subject to comprehensive evaluation and certification by our company for quality, consistency and fit. These grades of paper are produced exclusively for us by one domestic supplier. We do not have a purchase agreement with the supplier and are not aware of any other suppliers of these specific grades of paper. Although our products can be manufactured using other grades of paper, we believe that the specific grades currently used provide us with an advantage over our competitors. Our company continues to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until such methods are developed, a loss of such supply of paper and the resulting competitive advantage could have a material adverse effect on our company's results of operations and financial condition to the extent that our company is unable to obtain such paper elsewhere.

Our company receives a portion of its revenue from foreign countries which is subject to foreign laws and regulations and political and economic events.

     Approximately 14% of our company's net sales in fiscal 2000 were generated outside the United States. Foreign operations are subject to certain risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions, and other political and economic events beyond our company's control. Our company has not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

Our company is controlled by DLJMBII whose interests may conflict with the interests of the holders of the notes and debentures.

     DLJMBII has the power to elect a majority of the directors of AHC and generally exercises significant control over the business, policies and affairs of AHC, Holding, AKI and its subsidiaries through its ownership of AHC. DLJMBII currently owns approximately 98.8% of our outstanding common stock. DLJMBII may have interests that could be in conflict with those of the holders of notes or the debentures and may take actions that adversely affect the interests of the holders of the notes and debentures.

Our company's business may be adversely affected by a labor dispute.

     As of August 31, 2000, approximately 59% of our company's employees worked under a collective bargaining agreement that expires on March 31, 2003. While our company believes that its relations with its employees are good, there can be no assurance that our company's collective bargaining agreement will be renewed in the future. A prolonged labor dispute (which could include a work stoppage) could have a material adverse effect on our company's business, financial condition and results of operations.


ITEM 2.  PROPERTIES

     Our company owns land and buildings in Chattanooga, Tennessee, that are used for production, administration and warehousing. Our company's executive offices and primary facility at 1815 East Main Street are located on 2.55 acres and encloses approximately 67,900 square feet. A second facility housing product development and additional manufacturing areas at 1600 East Main Street is located three blocks away on
2.49 acres and encloses approximately 36,700 square feet. Our company also leases a third facility at 3501 St. Elmo Avenue in Chattanooga, Tennessee, which is used for production and warehousing. This facility is located on 1.875 acres and encloses approximately 29,500 square feet.

     Our company currently has a number of web printing presses with multi-color capability as well as envelope-converting machines and other ancillary equipment. Our company operates a fully equipped production lab for the manufacture of microcapsules and slurry and separate laboratories for our company's Encapsulated Products Division and our company's research and development facility. Our company also has a fully staffed and equipped label manufacturing facility, which includes state-of-the-art label manufacturing machines that have been specially modified to produce our company's products and a complete label attaching operation. Our company also leases sales offices in New York, New York, Paris, France and London, England.

ITEM 3. LEGAL PROCEEDINGS

     Our company does not believe that there are any pending legal proceedings that, if adversely determined, would have a material adverse effect on the financial condition or results of operations of our company, taken as a whole.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holding's or AKI's common stock. As of September 27, 2000, AHC was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The debentures contain restrictions on Holding's ability to pay dividends on its common stock. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below as of June 30, 2000, 1999 and 1998 and the years ended June 30, 2000 and 1999 and for the period from December 16, 1997 to June 30, 1998 have been derived from the historical consolidated financial statements of our company. The selected historical consolidated financial data presented below as of December 15, 1997, June 30, 1997 and 1996, and for the period from July 1, 1997 to December 15, 1997 and the fiscal years ended June 30, 1997 and 1996 and have been derived from the historical consolidated financial statements of Arcade Holding Corporation, the predecessor to our company. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our company's Consolidated Financial Statements and the notes thereto included elsewhere in this report.

                                                 Holding                             Predecessor
                                                 -------                             -----------
                                                         December 16,  July 1, 1997
                                                           1997 to          to
                                 June 30,     June 30,     June 30,     December 15,   June 30,     June 30,
                                   2000         1999        1998           1997          1997        1996
                                ---------    ---------    ---------      ---------    ---------    ---------
Statement of Operations
Data:
Net sales                       $  98,563    $  85,967    $  36,066      $  35,186    $  77,723    $  73,486
Cost of goods sold                 60,304       55,199       24,518         22,809       49,467       49,862
                                ---------    ---------    ---------      ---------    ---------    ---------
Gross profit                       38,259       30,768       11,548         12,377       28,256       23,624
Selling, general and
administrative expenses            16,980       14,500        5,587          5,703       13,333       10,635
Amortization of goodwill            5,336        4,606        2,101            568        1,234        1,234
Gain from settlement, net            (858)        --           --             --           --           --
                                ---------    ---------    ---------      ---------    ---------    ---------
Income from operations             16,801       11,662        3,860          6,106       13,689       11,755
Interest expense, net              17,401       16,740       11,327          2,646        6,203        6,762
Management fees                       250          250          125            215          470          470
Other, net                           --            128          (47)            11         (101)         244
Income tax expense (benefit)        1,596         (340)      (2,052)         1,441        3,135        2,101
                                ---------    ---------    ---------      ---------    ---------    ---------
Income (loss)                      (2,446)      (5,116)      (5,493)         1,793        3,982        2,178
Early retirement of debt, net       1,089         --           --             --           --           --
                                ---------    ---------    ---------      ---------    ---------    ---------
  Net income (loss)             $  (1,357)   $  (5,116)   $  (5,493)     $   1,793    $   3,982    $   2,178
                                =========    =========    =========      =========    =========    =========

Balance Sheet Data (at end
of period):
Cash and cash equivalents       $   1,158    $   7,015    $   3,842      $   4,481    $     303    $     626
Working capital (deficit)          13,759       14,853       15,046         (4,959)     (36,957)      (4,685)
Total Assets                      223,937      210,386      214,521         77,399       77,142       82,395
Total debt and redeemable
preferred stock                   145,722      146,688      144,448         55,408       54,964       60,736
Total stockholder's equity         58,834       49,797       57,084         12,716       11,225        7,932

Other Data:
Capital expenditures                2,782        2,856          514            807        2,462        2,051
Ratio of earnings to fixed
charges                              --           --           --             2.2x         2.1x         1.6x
---------

(1) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. Earnings were not sufficient to cover fixed charges by $850, $5,456 and $7,545 for the years ended June 30, 2000 and 1999 and the period from December 16, 1997 to June 30, 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The sales of our company are primarily derived from the sale of sampling systems to cosmetics and consumer products companies. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base. The recent introduction of a number of our company's products, such as BeautiSeal(R),

PowdaTouch(R),   and  LiquaTouch(R),  has  affected  our  company's  results  of operations for certain of the periods discussed below.

The Acquisition

     DLJMBII and certain members of our company's prior management organized AHC I Merger Corp. for purposes of acquiring Arcade Holding Corporation, our predecessor. On December 15, 1997, the merger corporation acquired all of the equity interests of the predecessor corporation (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (1) the assumption of a promissory note issued by the predecessor corporation in connection with the 1995 acquisition of Scent Seal, Inc., and certain capital lease obligations and (2) the exchange of stock options to acquire common stock in the predecessor corporation by the predecessor corporation's chief executive officer for an option to acquire preferred stock in AHC.

     To provide the $199.5 million of cash necessary to fund the Acquisition, including the equity purchase price and the retirement of all previously existing preferred stock and debt of the predecessor corporation not assumed,
(1) the merger corporation issued $123.5 million of its Senior Increasing Rate Notes to Scratch & Sniff Funding, Inc., an affiliate of DLJMBII, and (2) AHC received $76.0 million from debt and equity (common and preferred) financings, including equity investments by certain stockholders of the predecessor corporation, which was contributed to the merger corporation. Immediately following the Acquisition, the merger corporation merged with and into the predecessor corporation and the combined entity assumed the name AKI, Inc. AHC then contributed $1 of cash and all of its ownership interest in AKI to Holding for 1,000 shares of Holding's common stock.

     The merger corporation's senior increasing rate notes were subsequently repaid on June 25, 1998 from the proceeds of AKI's issuance of $115.0 million of AKI's notes and from a capital contribution from Holding. On June 25, 1998, Holding issued and sold its debentures totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund Holding's equity contribution to AKI.

     The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill and a significant increase in amortization expense.

3M Acquisition

     On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company (3M) for $7.25 million in cash and the assumption of a liability of $182,000 to one of the customers of the business. Our company financed the 3M acquisition with borrowings under the credit agreement. These borrowings were subsequently repaid.

RetCom Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. See "--Liquidity and Capital Resources."

Results of Operations

     For purposes of the following discussion, the results of operations for the year ended June 30, 1998 reflect the combination of the results of operations of the predecessor corporation for the period July 1, 1997 through December 15, 1997, the date of the Acquisition, with the results of operations of our company for the period December 16, 1997 through June 30, 1998. Due to the effects of purchase accounting applied in the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of our company are not comparable in all respects to the results of operations of the predecessor corporation.

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

     Net Sales. Net sales for the fiscal year ended June 30, 2000 increased $12.6 million, or 14.7%, to $98.6 million as compared to $86.0 million for the fiscal year ended June 30, 1999. The increase was primarily attributable to increases in domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products, due partially to the timing of completion and delivery of certain substantial orders which remained in process at June 30, 1999, increases in international sales of sampling technologies for advertising and marketing of fragrances and sales from the RetCom acquired business, offset by changes in foreign exchange rates.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2000 increased $7.5 million, or 24.4%, to $38.3 million as compared to $30.8 million for fiscal year ended June 30, 1999. Gross profit as a percentage of net sales increased to 38.8% in the fiscal year ended June 30, 2000, from 35.8% in the fiscal year ended June 30, 1999. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above, changes in product mix and more efficient production levels, offset partially by changes in foreign exchange rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2000 increased $2.5 million, or 17.2% to $17.0 million as compared to $14.5 million for the fiscal year ended June 30, 1999. The increase in selling, general and administrative expenses was primarily due to an increase staffing levels and compensation and additional expenses associated with the acquisition and operation of RetCom. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 17.2% in the fiscal year ended June 30, 2000 from 16.9% in the fiscal year ended June 30, 1999.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2000 increased $5.1 million, or 43.6%, to $16.8 million as compared to $11.7 million for the fiscal year ended June 30, 1999. Income from operations as a percentage of net sales increased to 17.0% in the fiscal year ended June 30, 2000 from 13.6% in the fiscal year ended June 30, 1999, principally as a result of the factors described above and an $0.8 million net gain from settlement of litigation involving the Acquisition purchase price.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2000 increased $0.7 million, or 4.2% to $17.4 million, as compared to $16.7 million for the fiscal year ended June 30, 1999. Interest expense as a percentage of net sales decreased to 17.7% in the fiscal year ended June 30, 2000 from 19.4% in the fiscal year ended June 30, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RetCom acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the fiscal year ended June 30, 2000 increased $0.7 million, or 5.4%, to $13.7 million, as compared to $13.0 million for the fiscal year ended June 30, 1999. Interest expense as a percentage of net sales decreased to 13.9% in the fiscal year ended June 30, 2000 from 15.1% in the fiscal year ended June 30, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line for working capital and the RetCom acquisition, offset partially by a decrease in interest expense related to the repurchased and retired Senior Notes.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2000 increased $1.9 million to $1.6 million as compared to a benefit of $0.3 million for the fiscal year ended June 30, 1999. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above.

     Income tax expense for AKI for the fiscal year ended June 30, 2000 increased $2.0 million to $2.8 million as compared to $0.8 million for the fiscal year ended June 30, 1999. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above.

     Extraordinary gain from early retirement of debt. An extraordinary gain from early retirement of debt of $1.1 million for the fiscal year ended June 30, 2000 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corporation. The contributed securities were subsequently retired.

     An extraordinary gain from early retirement of debt for AKI of $0.4 million for the fiscal year ended June 30, 2000 resulted from the purchase of Senior Notes by AHC I Acquisition Corporation and subsequent contribution by AKI Holding Corp. The contributed securities were subsequently retired.

     EBITDA. EBITDA for the fiscal year ended June 30, 2000, increased $5.6 million, or 27.9%, to $25.7 million as compared to $20.1 million for the fiscal year ended June 30, 1999. The increase principally reflects the increase in income from operations discussed above. EBITDA as a percentage of net sales was 26.1% and 23.4% for the fiscal year ended June 30, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

Fiscal Year Ended June 30, 1999 Compared to Fiscal Year Ended June 30, 1998

     Net Sales. Net sales for the fiscal year ended June 30, 1999 increased $14.7 million, or 20.6%, to $86.0 million as compared to $71.3 million for the fiscal year ended June 30, 1998. The increase was primarily attributable to a $9.1 million increase in domestic sales of cosmetic sampling products, the $5.7 million growth of our company's European revenues and increases in sales of consumer product samples, offset by decreases in sales to the domestic fragrance industry.

     Gross Profit. Gross profit for the fiscal year ended June 30, 1999 increased $6.9 million, or 28.9%, to $30.8 million as compared to $23.9 million for fiscal year ended June 30, 1998. Gross profit as a percentage of net sales increased to 35.8% in the fiscal year ended June 30, 1999, from 33.5% in the fiscal year ended June 30, 1998. The increase in gross profit and gross profit as a percentage of net sales is primarily attributable to the increase in net sales discussed above and reductions in raw material costs, offset by a decrease in certain fragrance samples pricing, changes in product sales mix, increased costs associated with the outsourcing of European production and increased costs associated with the initial production runs of certain customer products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 1999 increased $3.2 million, or 28.3% to $14.5 million as compared to $11.3 million for the fiscal year ended June 30, 1998. The increase in selling, general and administrative expenses was primarily due to severance charges related to former executive officers, changes in executive compensation following the Acquisition and increased sales staffing and commissions related to the increase in net sales and costs associated with the transition of the 3M acquisition, offset partially by reduced advertising expenditures and staff reductions. As a result of these factors, selling, general and administrative expenses as a percent of net sales increased to 16.9% in the fiscal year ended June 30, 1999 from 15.8% in the fiscal year ended June 30, 1998.

     Income from Operations. Income from operations for the fiscal year ended June 30, 1999 increased $1.7 million, or 17.0%, to $11.7 million as compared to $10.0 million for the fiscal year ended June

30, 1998. Income from operations as a percentage of net sales decreased to 13.6% in the fiscal year ended June 30, 1999 from 14.0% in the fiscal year ended June 30, 1998, principally as a result of the increase in amortization of goodwill and other intangibles resulting from the Acquisition and the 3M acquisition and the factors described above.

     Interest Expense. Interest expense for the fiscal year ended June 30, 1999 increased $2.7 million, or 19.3% to $16.7 million, as compared to $14.0 million for the fiscal year ended June 30, 1998. Interest expense as a percentage of net sales decreased to 19.4% in the fiscal year ended June 30, 1999 from 19.6% in the fiscal year ended June 30, 1998. The increase in interest expense is due to the increased indebtedness as a result of the recapitalization of our company in connection with the Acquisition, partially offset by the refinancing of the merger corporation's senior increasing rate notes with the notes and debentures.

     Interest expense for AKI for the fiscal year ended June 30, 1999 decreased $0.9 million, or 6.5%, to $13.0 million, as compared to $13.9 million for the fiscal year ended June 30, 1998. Interest expense as a percentage of net sales decreased to 15.1% in the fiscal year ended June 30, 1999 from 19.5% in the fiscal year ended June 30, 1998. The decrease in interest expense is due to the decreased indebtedness as a result of the refinancing of the merger corporation's senior increasing rate notes with the notes and Holding's equity contribution to AKI partially offset by the recapitalization of AKI.

     Income Tax Expense. The income tax benefit for the fiscal year ended June 30, 1999 decreased $0.3 million to a benefit of $0.3 million as compared to a benefit of $0.6 million for the fiscal year ended June 30, 1998. The decrease is due to the increase in non-deductible goodwill amortization and non-deductible portion of the interest expense on the debentures, offset partially by the increased net loss before income taxes as a result of the factors described above.

     Income tax expense for AKI for the fiscal year ended June 30, 1999 increased $1.4 million to $0.8 million as compared to a benefit of $0.6 million for the fiscal year ended June 30, 1998. The increase is due to the decrease in loss before income taxes as a result of the factors described above and increase in non-deductible goodwill amortization.

     EBITDA. EBITDA for the fiscal year ended June 30, 1999, increased $3.7 million, or 22.6%, to $20.1 million as compared to $16.4 million for the fiscal year ended June 30, 1998, principally as a result of the factors described above. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     Our company has substantial indebtedness and significant debt service obligations. As of June 30, 2000, our company had consolidated indebtedness in an aggregate amount of $145.7 million (excluding trade payables, accrued liabilities and deferred taxes), of which (1) approximately $27.9 million was a direct obligation of Holding relating to its debentures and (2) approximately $117.8 million was a direct obligation of AKI relating to its notes, revolving credit line and capital leases. At June 30, 2000, Holding had $0.4 million of accrued liabilities and AKI also had $21.4 million in additional outstanding liabilities (including trade payables, accrued liabilities and deferred taxes) and letters of credit outstanding under the credit agreement in the amount of $0.6 million. As of September 20, 2000, AKI had letters of credit outstanding in the amount of $0.6 million and outstanding borrowings of $9.5 million under the credit agreement.

     Borrowings under the credit agreement are limited to a maximum amount equal to $20.0 million. At June 30, 2000 and September 20, 2000, AKI had borrowings of approximately $10.4 million and $9.9 million, respectively, available, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our company's choice of formulas, plus a margin. The credit agreement will mature on December 31, 2002.

     The indentures and the credit agreement permit Holding and its Restricted Subsidiaries to incur additional indebtedness, subject to specified limitations. In addition, the indentures contains restrictive covenants that, among other things, limit the ability of Holding and its Restricted Subsidiaries to:

     o    pay dividends or make certain restricted payments;

     o    incur additional indebtedness and issue preferred stock;

     o    create liens;

     o    incur dividend and other payment restrictions affecting subsidiaries;

     o enter into mergers, consolidations or sales of all or substantially all of the assets of our company;

     o    enter into certain transactions with affiliates; and

     o    sell certain assets.

     Payment of Holding's debentures is not guaranteed by AKI or any of its subsidiaries. Because Holding is a holding company with no substantive operations, it is dependent upon the cash flows of AKI and its subsidiaries and the payment of funds by AKI and its subsidiaries to Holding in the form of loans, dividends or otherwise to pay its obligations. See "Item 1. Business-Risk Factors--Holding Company Structure."

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $4.9 million and $9.8 million for fiscal 2000 and 1999, respectively, together with borrowings under revolving credit facilities. Net cash provided by operating activities during fiscal 2000 resulted from net income before depreciation and amortization, partially offset by increased accounts receivable and inventory levels and a decrease in accounts payable and accrued expenses.

     In fiscal 2000 and fiscal 1999, our company had capital expenditures of approximately $2.8 million and $2.9 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading its computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were initially financed by borrowings under the credit agreement. Our company is exploring options for the longer-term financing of a portion of the borrowings incurred in connection with the acquisition.

     Our company may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to our company to fund additional acquisitions on terms that our company finds acceptable, or at all.

     At June 30, 2000, AHC had outstanding $35.5 million of Notes which bear interest at approximately 16% per annum and mature on December 15, 2009, and approximately $50.8 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of AHC and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. AHC is a holding company and is dependent upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries. The indenture relating to the debentures restricts the payment of dividends or the making of other restricted payments by Holding to AHC

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. A portion of the proceeds were used in fiscal 2000 to reduce outstanding indebtedness of Holding and AKI. The balance of the proceeds may become available to the Company to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of AHC. to make any of these funds available.

     Capital expenditures for the fiscal year ending June 30, 2001 are budgeted to be approximately $3.5 million. Based on borrowings outstanding (other than pursuant to the credit agreement) as of June 30, 2000 and borrowings outstanding under the credit agreement as of September 20, 2000, our company expects total cash payments for debt service in fiscal 2001 to be approximately $13.2 million, consisting of $11.3 million in interest payments on the notes, $0.9 million in capital lease obligations and $1.0 million in interest and fees under the credit agreement. Our company also expects to make royalty payments of approximately $1.1 million during fiscal 2001.

     Our company believes that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on its indebtedness, including the debentures and the notes for fiscal 2001. In the event our company consummates any additional acquisitions it may seek additional debt or equity financings subject to compliance with the terms of the indentures.

     At June 30, 2000, Holding's cash and cash equivalents and net working capital were $1.2 million and $13.8 million, respectively, representing a decrease in cash and cash equivalents of $5.8 million and a decrease in net working capital of $1.1 million from June 30, 1999. Account receivables, net, at June 30, 2000 increased 32.1% or $5.2 million over the June 30, 1999 amount, primarily due to increased sales.

Seasonality

     Our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. The Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements and will continue to analyze the impact of SAB 101.

     FASB Interpretation 44, Interpretation of APB Opinion 25 ("FIN 44"), was issued in March 2000. FIN 44 provides an interpretation of APB Opinion 25 on accounting for employee stock compensation and describes its application to certain transactions. FIN 44 is effective on

July 1, 2000. It applies on a prospective basis to events occurring after that date, except for certain transactions involving options granted to non-employees, repriced fixed options, and modifications to add reload option features, which apply to awards granted after December 31, 1998. The provisions of FIN 44 are not expected to have a material effect on transactions entered into through June 30, 2000.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance, achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to:

     o the competitive environment in the sampling industry in general and in our company's specific market areas;

     o    changes in prevailing interest rates;

     o    inflation;

     o    changes in cost of goods and services;

     o economic conditions in general and in our company's specific market areas;

     o changes in or failure to comply with postal regulations or other federal, state and/or local government regulations;

     o    liability and other claims asserted against our company;

     o    changes in operating strategy or development plans;

     o    the ability to attract and retain qualified personnel;

     o    the significant indebtedness of our company;

     o    labor disturbances;

     o    changes in our company's capital expenditure plans;

     o    and other factors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our company generates approximately 14% of its sales from customers outside the United States, principally in Europe. International sales are made mostly from our company's foreign subsidiary located in France and are primarily denominated in the local currency. Our company's foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our company's major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 2000, our company's forward exchange contracts consisted of forward contracts to sell Euros at an exchange rate of .8853 per U.S. dollar and to buy British pound sterling at an exchange rate of 1.497 per U.S. dollar. The notional principal amounts under these foreign exchange contracts were $0.7 million and $0.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Consolidated Financial Statements of each of Holding and AKI, the related notes and the Report of Independent Accountants for each of Holding and AKI commencing at page F-1 of this report, which financial statements, notes and reports are incorporated by reference into this report.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Holding as of September 1, 2000.

Name                       Age   Position
----                       ---   --------
Thompson Dean              42    Chairman of the Board and Director
William J. Fox             44    President, Chief Executive Officer and Director
Kenneth A. Budde           51    Chief Financial Officer
Hugh R. Kirkpatrick        63    Director
David M. Wittels           36    Director

     Thompson Dean has served as Chairman of the Board and a Director of Holding since December 1997. Mr. Dean has been a Managing Partner of DLJ Merchant Banking, Inc. ("DLJ Merchant Banking") since November 1996. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking and its predecessor since
January 1992. Mr. Dean also serves as a director of Von Hoffman Press, Inc., Manufacturers' Services Limited, Phase Metrics, Inc., Amatek Ltd., DeCrane
Aircraft Holdings Inc., Insilco Holding Corporation, Formica Corporation, Mueller Group, Inc. and Charles River Laboratories International, Inc.

     William J. Fox has served as President, Chief Executive Officer and a Director of Holding and as Chairman, President and Chief Executive Officer and a Director of AKI, Inc. since February 1999. Mr. Fox was President, Strategic and Corporate Development of Revlon Worldwide, Senior Executive Vice President of Revlon, Inc. and Revlon Consumer Products Corporation ("RCPC") (collectively,
"Revlon") and Chief Executive Officer, Revlon Technologies, a division of Revlon, from January 1998 through January 1999. He was Executive Vice President from 1991 through January 1997 and Senior Executive Vice President from January 1997 through January 1999 and Chief Financial Officer of Revlon from 1991 to 1997. Mr. Fox served as a director from November 1995 of Revlon, Inc. and from September 1994 of RCPC, until April 1999. He was Senior Vice President of MacAndrews and Forbes Holding Inc., the indirect majority shareholder of Revlon, from August 1990 through January 1999.

     Kenneth A. Budde has served as Chief Financial Officer of Holding since November 1994. From October 1988 to June 1994, Mr. Budde served as Controller and Chief Financial Officer of Southwestern Publishing Company. Prior to that, Mr. Budde spent 12 years with KPMG Peat Marwick.

     Hugh R. Kirkpatrick has served as a director of Holding since June 1998. Mr. Kirkpatrick is a former director of International Flavors & Fragrances, Inc. where he served as Senior Vice President and President, Worldwide Fragrance Division, from 1991 through his retirement in 1996.

     David M. Wittels has served as a director of Holding since December 1997. Mr. Wittels has been a Principal of DLJ Merchant Banking since January 1997. For the past five years, Mr. Wittels has served in various capacities with DLJ Merchant Banking. Mr. Wittels also serves as a director of Mueller Holdings (N.A.), Inc., Ziff Davis Holdings, Inc. and Wilson Greatbatch Technologies, Inc.

     On September 8, 2000, Mr. James A. Quella was elected as a director of our company. Mr. Quella is a Managing Director and Senior Operating Partner of DLJ Merchant Banking since July, 2000. From January, 2000 to July, 2000 Mr. Quella served as the Managing Director of GH Venture Partners. Mr. Quella served as the Vice-Chairman: Market Development and Director of the Executive Committee of Mercer Management Consulting from 1996 to 2000. Prior to that, Mr. Quella had founded and managed the Financial Services Practice Group for four years.

Compensation of Directors

     Except for Mr. Kirkpatrick, who receives an annual fee of $20,000, directors of Holding will not receive compensation for services rendered but will be reimbursed for out-of-pocket expenses incurred by them in connection with their travel to and attendance at board meetings and committees of the board. Mr. Kirkpatrick also received a grant of 5,000 stock options in fiscal 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of our President and Chief Executive Officer and our other most highly compensated executive officer whose total annual compensation exceeded $100,000. We refer to these individuals as our named executive officers.

                           Summary Compensation Table

                                                                                     Long Term
                                            Annual Compensation                    Compensation
                                            -------------------                    ------------
                                       Fiscal                               Securities        All Other
        Name and Principal Position     Year     Salary        Bonus    Underlying Options  Compensation(1)
        ---------------------------     ----     ------        -----    ------------------  ---------------

William J. Fox                          2000   $  650,000   $1,214,000      888,000(2)        5,462
   President, Chief Executive Officer   1999      242,308      250,000         --              --
   And Director                         1998         --           --           --              --

Kenneth A. Budde                        2000      175,000      102,500      160,000           7,090
   Chief Financial Officer              1999      154,327       80,625         --             9,077
                                        1998      120,000       75,000         --              --

(1) Represents amounts contributed on behalf of the named executive to our company's 401(k) retirement savings plan.

(2) Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of AHC's issued and outstanding common stock on a fully diluted basis. As of June 30, 2000, 888,000 shares of common stock represented 5% of AHC's issued and outstanding common stock on a fully diluted basis. See "---Equity Based Compensation" and "---Fox Employment Agreement."

Option Grants in Last Fiscal Year

     The following table sets forth information regarding stock options granted during fiscal 2000 to each of the executive officers named in the "Summary Compensation Table" above, including the potential realizable value over the term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price performance. Actual gains, if any, on stock option exercises, will be dependent on the future performance of our common stock.

                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                        Annual Rates of Stock
                                                                                                        Price Appreciation for
                                                              Individual Grants                               Option Term
                                        --------------------------------------------------------------------------------------------
                                                        Percent of
                                          Number of       Total
                                          Securities   Options/SARs
                                          Underlying    Granted to    Exercise
                                        Options/SARs   Employees in     Price
                    Name                 Granted (#)   Fiscal Year    ($/Share)   Expiration Date        5% ($)         10% ($)
                    ----                 -----------   -----------    ---------   ---------------        ------         -------

William J. Fox                             888,000         100%        $ 1.00    December 15, 2009   $  558,458     $  1,415,243
   President, Chief Executive Officer
   And Director

Kenneth A. Budde                           160,000         100%          1.00    December 15, 2009      100,623          254,999
   Chief Financial Officer

Fiscal Year End Option Values

     The following table sets forth information about the number and value of options held by the executive officers named in the "Summary Compensation Table" above as of June 30, 2000. In the absence of a regular, active public market for our common stock, and based in part on consideration of comparable companies, our management estimated the fair value of the stock options granted in fiscal 2000 to have been $0.27 per share as determined by the Minimum Value option pricing model. The values of the in-the-money options have been calculated on the basis of $1.00 per share fair market value of our common stock as of that date less the applicable exercise price.

                                              Year End Option Values

                                                Number of securities
                                            underlying unexercised options    Value of unexercised in-the-money
                                                 at June 30, 2000                 options at June 30, 2000

            Name                            Exercisable      Unexercisable      Exercisable    Unexercisable
            ----                            -----------      -------------      -----------    -------------
William J. Fox                                222,000           666,000              --             --
   President, Chief Executive Officer
   And Director

Kenneth A. Budde                               50,001           109,999              --             --
   Chief Financial Officer

Equity-Based Compensation

     AHC adopted the 1998 Stock Option Plan for certain employees and directors of AHC and any parent or subsidiary corporation of AHC. The objectives of the option plan are (1) to retain the services of persons holding key positions and to secure the services of persons capable of filling such positions and (2) to provide persons responsible for the future growth of AHC an opportunity to acquire a proprietary interest in our company and thus create in such key employees an increased interest in and a greater concern for the welfare of our company.

     The option plan authorizes the issuance of options to acquire up to 1,650,000 shares of common stock of AHC. The option plan will be administered by the board of directors or a compensation committee to be designated by the board of directors. Pursuant to the option plan, AHC may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of AHC and any parent or subsidiary corporation. The terms of any grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of AHC common stock on the date of grant, provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control (as defined in the option plan) of AHC, each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of AHC common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of AHC common stock over the per share exercise price.

     AHC granted 1,519,917 options for shares of capital stock in fiscal 2000 and no options for shares of capital stock of AHC were exercised in fiscal 2000. These options vest over periods ranging from three to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA.

Employment Agreements

Fox Agreement

     On January 27, 1999, William J. Fox entered into an employment agreement with our company effective February 1, 1999. The agreement will end on February 1, 2002, the third anniversary of the effective date, subject to extension for one additional day each day after February 1, 2000, unless either party provides notice not to extend.

     Mr. Fox's base salary is $700,000 and he is eligible to receive a performance-based bonus of 25%, 100% or 200% of his base salary upon achievement of targeted goals, and other incentive payments.

     Pursuant to the terms of his employment agreement, Mr. Fox is entitled to receive options to acquire 5% of AHC's issued and outstanding common stock on a fully diluted basis, subject to anti-dilution protection. Once granted, these options will vest at specified dates and upon the occurrence of specified conditions. In addition, upon a change in control (as defined in the employment agreement), all time vested options vest and all performance vested options vest if the DLJ Entities (as defined in the employment agreement) achieve certain levels of return on their equity investments.

     If Mr. Fox's employment is terminated by our company without cause or by Mr. Fox for good reason, our company will pay Mr. Fox two times his base salary, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a twelve-month period following the date of termination. In addition, Mr. Fox will receive a pro-rata bonus for the year of termination if he would have been entitled to such a bonus had he remained employed during the year of termination. If such termination occurs within 6 months of a time where a tranche of time-vested options would otherwise become exercisable, then a pro-rata portion of such tranche will become exercisable.

     The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions. The restricted period for the noncompetition provisions upon termination of employment is two years if Mr. Fox's employment is terminated by our company without cause or by our company for good reason, and one year if Mr. Fox's employment is terminated for any other reason.

Budde Agreement

     Mr. Budde is presently retained as Chief Financial Officer pursuant to an employment agreement that provides for an annual base salary of $190,000 and participation in our company's Salaried Employees Bonus Plan. The term of the employment agreement with Mr. Budde, which expires on June 30, 2001, automatically renews for additional twelve-month terms, unless either party elects otherwise. If Mr. Budde is terminated by our company without cause or if our company elects not to renew Mr. Budde's employment, our company will pay Mr. Budde one times his base salary over a twelve-month period following the date of termination.

Compensation Committee Interlocks and Insider Participation

     None of AHC, Holding or AKI had a compensation committee during fiscal 2000. Certain members of our board of directors, other than Mr. Fox, participated in deliberations regarding compensation to be paid to Mr. Fox.. Mr. Fox determined the compensation to be paid to other executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by AHC. The following table sets forth certain information as of September 27, 2000 with respect to the beneficial ownership of AHC common stock by (1) owners of more than 5% of such AHC. common stock, (2) each director and named executive officer of Holding and (3) all directors and executive officers of Holding, as a group.

                                                                Percentage of
                                                     Shares    Outstanding AHC
                                                  Beneficially  Common Stock
         Beneficial Owner                            Owned      ------------
         ----------------                            -----

DLJ Merchant Banking Partners, II, L.P.           15,921,111        98.8%
  and affiliated entities (1)
William J. Fox                                          --          --
Thompson Dean (2)                                       --          --
Hugh R. Kirpatrick                                      --          --
James Quella (2)                                        --          --
David M. Wittels (2)                                    --          --
Kenneth A. Budde                                        --          --
All directors and executive officers
  as a group (2)                                        --          --

----------

*    Less than one percent.

(1) Consists of shares held directly by the following affiliated investors: DLJ Merchant Banking Partners II, L.P; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); DLJ First ESC L.P ("First ESC"); and Scratch & Sniff Funding, Inc. ("Scratch & Sniff"). See "Certain Relationships and Related Transactions-Transactions with DLJMBII, and their Affiliates." The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Millennium Partners, Scratch & Sniff, Millennium Partners-A, EAB Partners and First ESC is 277 Park Avenue, New York, New York 10172. The address of Offshore Partners 11 is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of AHC Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

(2) Messrs. Dean, Quella and Wittels are officers of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII, as to which such individuals disclaim beneficial ownership. The address of each of Messrs. Dean, Quella and Wittels is 277 Park Avenue, New York, New York 10172.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with DLJMBII and their Affiliates

     Messrs. Dean and Wittels, who are directors of AKI and officers and directors of Holding and AHC, are officers of DLJ Merchant Banking. DLJ Merchant Banking, together with DLJMBII, beneficially own, in the aggregate, approximately 98.8% of the outstanding common stock of AHC.

     Pursuant to an agreement between Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and AHC, DLJ receives an annual fee of $250,000 for acting as the exclusive financial and investment banking advisor until December 31, 2002. Our company has agreed to indemnify DLJ in connection with its acting as financial advisor.

Stockholders Agreement

     In connection with the Acquisition, AHC, DLJMBII and certain investors in our company prior to the Acquisition entered into a Stockholders Agreement, dated as of December 15, 1997, that sets forth certain rights and restrictions relating to the ownership of the capital stock of AHC (including securities exercisable for or convertible or exchangeable into capital stock of AHC) and agreements among the parties thereto as to the governance of AHC and, indirectly, Holding and AKI.

     Pursuant to the stockholders agreement, the board of directors of AHC consists of six members, of which four may currently be nominated by DLJMBII. The Chief Executive Officer of our company is also to be a member of the board.

     The stockholders agreement contains (1) certain restrictions on the ability of each holder of capital stock of AHC to transfer any capital stock of AHC, (2) certain preemptive rights to the holders of capital stock of AHC, (3) "drag along" rights to DLJMBII to require the remaining holders of capital stock of AHC to sell a percentage of their ownership and (4) "tag along" rights to the holders of capital stock of AHC, other than DLJMBII, with respect to sales of capital stock of AHC by DLJMBII.

     Pursuant to the stockholders agreement, DLJMBII was granted the right to demand up to three registrations on Form S-1 or the equivalent to sell AHC common stock (or if AHC is eligible to use Form S-3, the number of demand rights is unlimited) and all holders of capital stock of AHC were granted certain customary "piggyback" registration rights to register their common stock in any registration statement filed by AHC.

Employment Arrangements

     On February 1, 1999, Roger L. Barnett resigned as President and Chief Executive Officer of our company. Under the terms of his employment agreement, Mr. Barnett was entitled to receive payments aggregating $500,000 of which $353,275 was paid in fiscal 1999 and the remainder of which was paid in fiscal 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements

               The financial statements listed on the accompanying index to such financial statements are filed as part of this report.

          2.   Financial Statement Schedule

               None.

          3.   Exhibits and Exhibit Index.

3.1     Certificate of Incorporation of Holding.*

3.2     Certificate of Incorporation of AKI.**

3.3     Bylaws of Holding.*

3.4     Bylaws of AKI.**

4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee.*

4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee.**

4.3     Form of 13 1/2% Senior Discount Debentures due July 1, 2009 (included in
        Exhibit 4.1(a)).

4.4     Form of 10 1/2% Senior Discount Debentures due July 1, 2008 (included in
        Exhibit 4.1(b)).

4.5 Registration Rights Agreement of Holding, dated as of June 25, 1998 between Holding and Donaldson, Lufkin and Jenrette ("DLJ").*

4.6 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJ.**

10.1    Acquisition Corp. Stock Option Plan.*

10.2 Option Letter Agreement relating to the Time Vesting Options dated as of June 17, 1998 between Acquisition Corp. and Roger L. Barnett.*

10.3 Option Letter Agreement relating to the Standard Option dated as of June 17, 1998 between Acquisition Corp. and Roger L. Barnett.*

10.4    Employment Agreement dated as of June 17, 1998 between Holding and Roger
        L. Barnett.*

10.5 Employment Agreement dated as of May 12, 1998 between Holding and Barry Miller.*

10.6 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox.***

10.7 Stockholders Agreement dated as of December 15, 1997 between Acquisition Corp., DLJMBII and certain other investors including Roger L. Barnett.*

10.8 Credit Agreement, dated as of April 30, 1996, as amended by Amendment No. 1, dated December 12, 1997, and as further amended by Amendment No. 2, dated October 30, 1998, between the Company and Heller Financial, Inc.*

10.9 Amendment No. 3 to the Credit Agreement, dated August 30, 1999, between the Company and Heller Financial.+

10.10 Amendment No. 4 to the Credit Agreement, dated September 21, 1999, between the Company and Heller Financial, Inc.+

10.11 Securities Purchase Agreement dated as of December 15, 1997 between Holding and Scratch & Sniff Funding, Inc.*

10.12 Asset Purchase Agreement dated as of May 28, 1998 between AKI and Minnesota, Mining and Manufacturing Company.*

10.13 Stock Purchase Agreement dated as of November 14, 1997, as amended on December 2, 1997 and December 12, 1997 among the Company and DLJMBII and certain related investors.*

10.14 Financial Advisory Agreement dated as of December 12, 1997 between Acquisition Corp. and DLJ.*

10.15 Replacement Stock Option Agreement dated as of December 15, 1997 between Acquisition Corp. and Roger L. Barnett.*

10.16 Option Substitution Agreement dated as of December 15, 1997 among Holding, Acquisition Corp., and Roger L. Barnett.*

10.17 Put and Call Agreement dated as of December 15, 1997, as amended on February 2, 1998 and April 1, 1998, among Roger L. Barnett, Acquisition Corp., and DLJMBII.*

10.18 Termination of Put and Call Agreement dated June 17, 1997 among DLJMBII, Barnett, and Acquisition Corp.*

10.19 Stock Purchase Agreement, by and among AKI and each of Michael Berman, Paul Pearl, Stuart Fleischer, Jay Gartlan, Retail TCA Corporation, a New York corporation, Retail TCB Corporation, a New York corporation, and Sleepeck Printing Company, an Illinois corporation, dated as of September 2, 1999.+

10.20 Employment Agreement dated as of July 1, 2000, between Holding and Kenneth A. Budde .+

12.1    Computation of Ratio of Earnings to Fixed Charges.+

21.1    Subsidiaries of Holding.+

23.1    Consent of PricewaterhouseCoopers LLP.+

23.2    Consent of PricewaterhouseCoopers LLP.+

27.1    Financial Data Schedule.+

27.2    Financial Data Schedule.+

----------

* Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60991 filed with the Securities and Exchange Commission on August 7, 1998.

** Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60989 filed with the Securities and Exchange Commission on August 7, 1998.

*** Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 1999.

+    Filed herewith.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2000.

                                  AKI HOLDING CORP.

                                      (Registrant)

                                  By: /S/ William J. Fox
                                      ------------------------------------------
                                          William J. Fox
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 28th day of September, 2000.

               SIGNATURE                   TITLE
               ---------                   -----

/S/ Thompson Dean                 Chairman and Director
---------------------------
Thompson Dean




/S/ William J. Fox                President, Chief Executive Officer and
---------------------------       Director (Principal Executive Officer)
William J. Fox



/S/ Kenneth Budde                 Chief Financial Officer (Principal Financial
---------------------------       and Accounting Officer)
Kenneth Budde



/S/ David Wittels                 Director
---------------------------
David Wittels



/S/ Hugh Kirkpatrick              Director
---------------------------
Hugh Kirkpatrick



/S/ James A. Quella               Director
---------------------------
James A. Quella

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September, 2000.

                                  AKI, INC.

                                      (Registrant)

                                  By: /S/ William J. Fox
                                      --------------------------------
                                          William J. Fox
                                          President, Chief Executive Officer
                                          and Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 28th day of September, 2000.


               SIGNATURE                   TITLE
               ---------                   -----

/S/ William J. Fox                President, Chief Executive Officer, Chairman
---------------------------       and Director (Principal Executive Officer)
William J. Fox



/S/ Kenneth Budde                 Chief Financial Officer (Principal Financial
---------------------------       and Accounting Officer)
Kenneth Budde



/S/ David Wittels                 Director
---------------------------
David Wittels



/S/ Thompson Dean                 Director
---------------------------
Thompson Dean



/S/ Hugh Kirkpatrick              Director
---------------------------
Hugh Kirkpatrick



/S/ James A. Quella               Director
---------------------------
James A. Quella

     SUPPLEMENTAL  INFORMATION  TO BE FURNISHED  WITH REPORTS FILED  PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report or proxy material has been or is expected to be sent to security holders of the registrants.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF AKI HOLDING CORP.:

     Report of Independent Accountants.....................................  F-2

     Report of Independent Accountants.....................................  F-3

     Consolidated Balance Sheets at June 30, 2000 and 1999.................  F-4

     Consolidated Statements of Operations for the year ended
         June 30, 2000, for the year ended June 30, 1999, for the
         period from December 16, 1997 through June 30, 1998 and
         for the period from July 1, 1997 through December 15, 1997........  F-5

     Consolidated Statements of Changes in Stockholder(s) Equity
         for the year ended June 30, 2000, for the year ended
         June 30, 1999, for the period from December 16, 1997
         through June 30, 1998 and for the period from July 1, 1997 through December 15, 1997.........................................  F-6

     Consolidated Statements of Cash Flows for the year ended
         June 30, 2000, for the year ended June 30, 1999, for the
         period from December 16, 1997 through June 30, 1998 and
         for the period from July 1, 1997 through December 15, 1997........  F-7

     Notes to Consolidated Financial Statements............................  F-8

 CONSOLIDATED FINANCIAL STATEMENTS OF AKI, INC.:

     Report of Independent Accountants..................................... F-31

     Report of Independent Accountants..................................... F-32

     Consolidated Balance Sheets at June 30, 2000 and 1999................. F-33

     Consolidated Statements of Operations for the year ended
         June 30, 2000, for the year ended June 30, 1999, for the
         period from December 16, 1997 through June 30, 1998 and
         for the period from July 1, 1997 through December 15, 1997........ F-34

     Consolidated Statements of Changes in Stockholder(s) Equity
         for the year ended June 30, 2000, for the year ended
         June 30, 1999, for the period from December 16, 1997
         through June 30, 1998 and for the period from July 1, 1997 through December 15, 1997......................................... F-35

     Consolidated Statements of Cash Flows for the year ended
         June 30, 2000, for the year ended June 30, 1999, for the
         period from December 16, 1997 through June 30, 1998 and
         for the period from July 1, 1997 through December 15, 1997........ F-36

     Notes to Consolidated Financial Statements............................ F-37

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AKI Holding Corp. (a wholly-owned subsidiary of AHC I Acquisition Corp.) and Subsidiaries (the "Successor"), at June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and for the period from December 16, 1997 through June 30, 1998 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 3, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows of Arcade Holding Corporation and Subsidiaries (the "Predecessor") present fairly, in all material respects, the results of their operations and their cash flows for the period from July 1, 1997 through December 15, 1997 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Knoxville, Tennessee
July 31, 1998

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                           CONSOLIDATED BALANCE SHEETS
         (dollars in thousands, except share and per share information)

                                                                        Successor
                                                                        ---------
                                                             June 30, 2000    June 30, 1999
                                                             -------------    -------------
ASSETS
Current assets
Cash and cash equivalents .............................        $   1,158         $   7,015
Accounts receivable, net ..............................           21,522            16,287
Inventory .............................................            7,757             5,109
Income tax refund receivable ..........................               --                32
Prepaid expenses ......................................               92               452
Deferred income taxes .................................              396               400
                                                               ---------         ---------
      Total current assets ............................           30,925            29,295

Property, plant and equipment, net ....................           17,097            18,511
Goodwill, net .........................................          162,472           147,990
Other intangible assets, net ..........................            7,174             6,577
Deferred charges, net .................................            5,461             6,822
Deferred income taxes .................................              720             1,145
Other assets ..........................................               88                46
                                                               ---------         ---------
      Total assets ....................................        $ 223,937         $ 210,386
                                                               =========         =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligations ..........        $     847         $     688
Accounts payable, trade ...............................            3,565             3,400
Accrued income taxes ..................................              724               497
Accrued compensation ..................................            3,965             2,527
Accrued interest ......................................            5,695             6,047
Accrued expenses ......................................            2,370             1,283
                                                               ---------         ---------
      Total current liabilities .......................           17,166            14,442

Long-term portion of capital lease obligations ........              502             1,349
Revolving credit line .................................            9,000                --
Senior notes ..........................................          107,510           115,000
Senior discount debentures ............................           27,863            29,651
Deferred income taxes .................................              663               147
Other non-current liabilities .........................            2,399                --
                                                               ---------         ---------
      Total liabilities ...............................          165,103           160,589

Commitments and contingencies (see Note 14)

Stockholder's equity
Common stock, $0.01 par, 1,000 shares authorized; 1,000
    shares issued and outstanding .....................               --                --
Additional paid-in capital ............................           88,935            78,364
Accumulated deficit ...................................          (13,829)          (12,472)
Accumulated other comprehensive loss ..................             (542)             (365)
Carryover basis adjustment ............................          (15,730)          (15,730)
                                                               ---------         ---------
      Total stockholder's equity ......................           58,834            49,797
                                                               ---------         ---------
      Total liabilities and stockholder's equity ......        $ 223,937         $ 210,386
                                                               =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except share and per share information)

                                                                  Successor                       Predecessor
                                                 --------------------------------------------------------------
                                                                                   December 16,      July 1,
                                                                                      1997            1997
                                                 Year Ended      Year Ended          through         through
                                                  June 30,        June 30,          June 30,       December 15,
                                                    2000            1999              1998            1997
                                                    ----            ----              ----            ----
Net sales ...............................        $ 98,563         $ 85,967         $ 36,066         $ 35,186
Cost of goods sold ......................          60,304           55,199           24,518           22,809
                                                 --------         --------         --------         --------
     Gross profit .......................          38,259           30,768           11,548           12,377

Selling, general and
   administrative expenses ..............          16,980           14,500            5,587            5,703
Amortization of goodwill
   and other intangible assets ..........           5,336            4,606            2,101              568
Gain from settlement of
   litigation, net ......................            (858)              --               --               --
                                                 --------         --------         --------         --------
     Income from operations .............          16,801           11,662            3,860            6,106

Other expenses (income):
   Interest expense to stockholder(s) and
      affiliate .........................              22               --           10,785            2,143
   Interest expense, other ..............          17,379           16,740              542              503
   Management fees to stockholders
     and affiliate ......................             250              250              125              215
   Other, net ...........................              --              128              (47)              11
                                                 --------         --------         --------         --------
     Income (loss) before income taxes
       and extraordinary gain ...........            (850)          (5,456)          (7,545)           3,234

Income tax expense (benefit) ............           1,596             (340)          (2,052)           1,441
                                                 --------         --------         --------         --------
     Income (loss) before
       extraordinary gain ...............          (2,446)          (5,116)          (5,493)           1,793

Extraordinary gain from early
   retirement of debt, net of tax .......           1,089               --               --               --
                                                 --------         --------         --------         --------
   Net income (loss) ....................        $ (1,357)        $ (5,116)        $ (5,493)        $  1,793
                                                 ========         ========         ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
         (dollars in thousands, except share and per share information)

                                                                                   Retained    Accumulated
                                                          Additional    Stock      Earnings       Other      Carryover
                                          Common Stock     Paid-in     Purchase  (Accumulated Comprehensive    Basis
                                      Shares    Amount     Capital     Warrants     Deficit)       Loss      Adjustment     Total
                                      ------    ------     -------     --------     --------       ----      ----------     -----
                                                                                  Predecessor
                                                                                  -----------
Balances, June 30, 1997 .......       48,000  $      1  $  4,889      $  1,923   $  4,565      $   (153)      $   --      $ 11,225
Net income ....................         --        --        --            --        1,793          --             --         1,793
Other comprehensive income, net
  of tax:
   Foreign currency
     translation adjustment ...         --        --        --            --         --             (19)          --           (19)
                                                                                                                          --------
Comprehensive income ..........                                                                                              1,774
Preferred stock dividend ......         --        --        --            --         (283)         --             --          (283)
                                    --------  --------  --------      --------   --------      --------       --------    --------

Balances, December 15, 1997 ...       48,000  $      1  $  4,889      $  1,923   $  6,075      $   (172)      $   --      $ 12,716
                                    ========  ========  ========      ========   ========      ========       ========    ========

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Successor
                                                                                  ---------

Balances, December 16, 1997 ...         --    $   --    $   --        $   --     $   --        $   --         $   --      $   --
Initial capitalization
  (see Note 13) ...............        1,000      --      78,364          --         --            --             --        78,364

Carryover basis adjustment ....         --        --        --            --         --            --          (15,730)    (15,730)
Net loss ......................         --        --        --            --       (5,493)         --             --        (5,493)

Other comprehensive loss,
  net of tax:
   Foreign currency translation
     adjustment ...............         --        --        --            --         --             (57)          --           (57)
                                                                                                                          --------
Comprehensive loss ............                                                                                             (5,550)
                                    --------  --------  --------      --------   --------      --------       --------    --------

Balances, June 30, 1998 .......        1,000      --      78,364          --       (5,493)          (57)       (15,730)     57,084
Net loss ......................         --        --        --            --       (5,116)         --             --        (5,116)
Other comprehensive loss, net
  of tax:
   Foreign currency
     translation adjustment ...         --        --        --            --         --            (308)          --          (308)
                                                                                                                          --------
Comprehensive loss ............                                                                                             (5,424)
Dividend to AHC I Acquisition
  Corp ........................         --        --        --            --       (1,863)         --             --        (1,863)
                                    --------  --------  --------      --------   --------      --------       --------    --------

Balances, June 30, 1999 .......        1,000      --      78,364          --      (12,472)         (365)       (15,730)     49,797
Equity contribution by AHC I
  Acquisition Corp. ...........         --        --      10,571          --         --            --             --        10,571
Net loss ......................         --        --        --            --       (1,357)         --             --        (1,357)
Other comprehensive loss, net
  of tax:
   Foreign currency
     translation adjustment ...         --        --        --            --         --            (177)          --          (177)
                                                                                                                          --------
Comprehensive loss ............                                                                                             (1,534)
                                    --------  --------  --------      --------   --------      --------       --------    --------

Balances, June 30, 2000 .......        1,000  $   --    $ 88,935      $   --     $(13,829)     $   (542)      $(15,730)   $ 58,834
                                    ========  ========  ========      ========   ========      ========       ========    ========

     The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except share and per share information)

                                                                                    Successor                         Predecessor
                                                                 -------------------------------------------------------------------
                                                                                                    December 16,        July 1,
                                                                     Year             Year             1997              1997
                                                                     ended            ended           through          through
                                                                   June 30,          June 30,         June 30,        December 15,
                                                                     2000              1999             1998             1997
                                                                     ----              ----             ----             ----
Cash flows from operating activities:
   Net income (loss) ....................................        $  (1,357)        $  (5,116)        $  (5,493)        $   1,793
   Adjustment to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
     Depreciation and amortization of goodwill
       and other intangibles ............................            9,738             8,487             3,954             2,456
     Amortization of debt discount ......................            3,638             3,631               139               233
     Amortization of loan closing costs .................            1,309               727             3,808               101
     Deferred income taxes ..............................              945              (544)           (2,035)             (460)
     Gain on sale of equipment ..........................               --               (50)               --                --
     Gain from early retirement of debt .................           (2,345)               --                --                --
     Other ..............................................               (1)             (308)              (57)              (18)
     Changes in operating assets and liabilities:
       Accounts receivable ..............................           (2,576)           (2,737)           (4,562)            1,153
       Inventory ........................................           (2,496)           (3,031)              543                69
       Prepaid expenses, deferred charges and
         other assets ...................................              450              (975)             (453)              (62)
       Accounts payable and accrued expenses ............           (2,637)            4,511            (5,432)           (1,036)
       Income taxes .....................................              259             5,238               767               699
                                                                 ---------         ---------         ---------         ---------
       Net cash provided by (used in) operating
         activities .....................................            4,927             9,833            (8,821)            4,928
                                                                 ---------         ---------         ---------         ---------
Cash flows from investing activities:
   Purchases of equipment ...............................           (2,782)           (2,856)             (514)             (807)
   Proceeds from sale of equipment ......................               --                50                --                --
   Payments for acquisitions, net of cash acquired ......          (16,164)               --          (141,403)               --
   Patents ..............................................             (150)               --                --
                                                                 ---------         ---------         ---------         ---------
         Net cash used in investing activities ..........          (19,096)           (2,806)         (141,917)             (807)
                                                                 ---------         ---------         ---------         ---------
 Cash flows from financing activities:
   Payments under capital leases for equipment ..........             (688)             (661)             (308)             (249)
   Net proceeds (repayments) on line of credit ..........            9,000                --            (6,700)            2,362
   Proceeds from issuance of senior increasing rate
      notes, net of offering costs ......................               --                --           119,735                --
   Payments on senior increasing rate notes .............               --                --          (123,500)               --
   Proceeds from issuance of senior notes, net
     of offering costs ..................................               --                --           110,158                --
   Proceeds from issuance of senior discount
     debentures, net of offering costs ..................               --                --            24,699                --
   Proceeds from issuance of common stock ...............               --                --            76,001                --
   Redemption of preferred stock ........................               --                --            (8,678)               --
   Repayment of loans payable to stockholder ............               --                --           (36,649)           (1,851)
   Repayment of other notes payable .....................               --            (1,330)              (50)              (50)
   Dividends paid on preferred stock ....................               --                --              (128)             (155)
   Dividend paid to AHC I Acquisition Corp. .............               --            (1,863)               --                --
                                                                 ---------         ---------         ---------         ---------
     Net cash provided by (used in)
       financing activities .............................            8,312            (3,854)          154,580                57
                                                                 ---------         ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents ....           (5,857)            3,173             3,842             4,178
Cash and cash equivalents, beginning of period ..........            7,015             3,842                --               303
                                                                 ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period ................        $   1,158         $   7,015         $   3,842         $   4,481
                                                                 =========         =========         =========         =========
Supplemental information:
   Cash paid (received) during the period for:
     Interest to stockholder(s) and affiliate ...........        $      22         $      --         $  11,503         $   1,146
     Interest, other ....................................           13,188             6,512               214               459
     Income taxes .......................................            1,264            (5,123)             (784)            1,222

Significant non-cash activities:
   Assets acquired under capital lease ..................        $      --         $     600         $      --         $      --
   Contribution of equity and retirement of
     senior discount debentures and senior notes ........           10,571                --                --                --

     The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1. ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the Acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding," the "Successor" or the "Company") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to the Predecessor's, AKI's and Holding's fiscal year, June 30.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The  accompanying   consolidated   financial  statements  include  the
     accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     Reclassification

          Certain prior year amounts have been reclassified to conform with the current year presentation.

     Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; in addition, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants credit terms in the normal course of business to its customers and as part of its ongoing procedures, the Company monitors the credit worthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          One customer accounted for 15.3% of net sales during the year ended June 30, 2000. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999. One customer accounted for 13.3% of net sales during the period from December 16, 1997 through June 30, 1998. Two customers accounted for 35.3% of the Predecessor's net sales during the period from July 1, 1997 through December 15, 1997.

     Concentration of Purchasing

          Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized upon shipment, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title has passed to the customer.

     Inventory

          Paper inventory is stated at the lower of cost or market using the last-in, first-out (LIFO) method; all other inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Expenditures that extend the economic lives or improve the efficiency of equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded.

          Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as indicated in Note 6 for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $10,546 and $5,939 at June 30, 2000 and June 30, 1999, respectively.

          Management periodically reviews the value of its goodwill and other long-lived assets to determine if an impairment has occurred. The potential impairment of recorded goodwill and other long-lived assets is measured by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, management does not believe that an impairment of its goodwill or its other long-lived assets has occurred.

     Deferred Charges

          Deferred charges are primarily comprised of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangibles assets was $1,479 and $754 at June 30, 2000 and June 30, 1999, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes and Senior Discount Debentures, as determined from quoted market prices, was $85,470 and $19,687, respectively, at June 30, 2000 compared to a carrying value of $107,510 and $27,863, respectively, as of the same date. The fair value of the Company's Senior Notes and Senior Discount Debentures, as determined from quoted market prices, was $112,000 and $22,508, respectively, at June 30, 1999 compared to a carrying value of $115,000 and $29,651, respectively, as of the same date. The carrying value of all other financial instruments approximated fair value at June 30, 2000 and June 30, 1999.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign Currency Transactions

          Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses and (gains) amounted to $51, $91, ($52) and ($44) for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

          At June 30, 2000, short term forward exchange contracts existed to sell Euros at an exchange rate of .8853 per U.S. dollar and to buy British pound sterling at an exchange rate of 1.497 per U.S. dollar. These contracts have been entered into for the purpose of mitigating short term foreign exchange risk for customer orders and receivables denominated in foreign currencies. The notional principle amounts under these foreign exchange contracts were $700 and $200, respectively. The fair value of these foreign exchange contracts as of June 30, 2000 was not significant.

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,309, $1,136, $717 and $664 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

     Income Taxes

          Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Comprehensive Income (Loss)

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") on July 1, 1998. This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement also

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     requires that comparative information for earlier periods be reclassified. As the Company only has two items of comprehensive income, net income and foreign currency translations, adoption of this statement did not have a material effect upon the Company's financial position or results of operations.

3. SIGNIFICANT ACQUISITIONS

          DLJMBII and certain members of the Predecessor organized AHC and Merger Corp. for purposes of acquiring the Predecessor. Merger Corp. was a wholly-owned subsidiary of AHC and was initially capitalized by AHC with an equity contribution of $78,363, comprised of $76,000 of cash (see Note 12) and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of AHC. (see Note 17). Immediately following this equity contribution, Merger Corp. issued $123,500 of senior increasing rate notes (the "Bridge Loans") to an entity with an ownership interest in AHC. The Bridge Loans had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10.0% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Loans of $119,735, net of $3,765 of associated debt issuance costs.

          On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisitions cost, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of AHC (see Note 17) and the assumption of $56,733 in debt, preferred stock and related interest and dividends, including a capital lease obligation. Included in the amount of direct acquisition costs was approximately $2,022 paid to an entity that has an ownership interest in AHC. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI. Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding. Since all companies are under common control and since Holding and AHC have no operations other than those related to AKI, the contribution was accounted for as if it were a pooling of interests.

          The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis in Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholders' equity of $15,730 was recorded which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals with respect to property, plant and equipment.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

          In connection with the Acquisition, the Company repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

     The following shows the acquisition costs and the allocation of the purchase price:

Acquisition costs
   Cash paid for stock ...........................................    $ 134,403
   Direct acquisition costs ......................................        4,231
                                                                      ---------
                                                                        138,634
   Non-cash consideration for stock in the form of an option to
     purchase Senior Preferred Stock of AHC (see Note 17) ........        2,363
                                                                      ---------
   Total .........................................................      140,997
   Less--Carryover basis adjustment ..............................      (15,730)
                                                                      ---------
   Purchase price to be allocated ................................    $ 125,267
                                                                      =========
Summary allocation of purchase price
   Cash ..........................................................    $   4,481
   Other current assets ..........................................       17,782
   Property, plant and equipment .................................       20,132
   Deferred income taxes .........................................        2,953
   Other assets ..................................................          329
   Goodwill ......................................................      153,929
                                                                      ---------
   Total allocation to assets ....................................    $ 199,606
                                                                      =========

   Current liabilities ...........................................    $  13,190
   Long-term debt (including current portion) and related interest       47,927
   Deferred income taxes .........................................        4,416
   Preferred stock and related dividends .........................        8,806
                                                                      ---------
   Total liabilities assumed .....................................    $  74,339
                                                                      =========

          Included in cash paid for stock of $134,403 is $19,342 related to the purchase and retirement of 11,201 options of the Predecessor. In addition, the non-cash consideration for stock of $2,363 was incurred to acquire and retire the remaining 1,370 options of the Predecessor (see Note 17).

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3. SIGNIFICANT ACQUISITIONS (Continued)

          In December, 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1.2 million and has included the settlement amount net of related expenses in income from operations.

          On  September  15,  1999,  the  Company  acquired  all of  the  equity interests in RetCom Holdings Ltd. and its subsidiaries ("RetCom") for approximately $12,500 and refinanced working capital indebtedness of approximately $4,500 of RetCom. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling approximately $19,100 which is being amortized on a straight line basis over a period of twenty years. The fair values assigned are preliminary and may be revalued at a later date but the change is not expected to be material. The results of the acquired operations are included in the financial statements since the date of acquisition. Pro forma results had RetCom been acquired at the beginning of fiscal 1999 and 2000 are not determinable.

          On June 25, 1998, the Bridge Loans were repaid, without penalty, with the proceeds from the Senior Note offering (see Note 9) and the Senior Discount Debenture offering (see Note 10) (collectively, the "Refinancing"). Contemporaneous with the repayment of the Bridge Loans, the Company wrote-off the unamortized balance of debt issuance costs associated with the Bridge Loans of $1,795 to interest expense.

4. ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                       June 30,          June 30,
                                         2000             1999
                                         ----             ----

Trade accounts receivable .....        $ 22,314         $ 16,349
Allowance for doubtful accounts            (963)            (251)
                                       --------         --------
                                         21,351           16,098
Other accounts receivable .....             171              189
                                       --------         --------

                                       $ 21,522         $ 16,287
                                       ========         ========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5. INVENTORY

     The following table details the components of inventory:

                                June 30,      June 30,
                                 2000          1999
                                 ----          ----
Raw materials
  Paper ................        $3,944        $1,088
  Other raw materials ..         2,541         2,328
                                ------        ------
     Total raw materials         6,485         3,416
Work in process ........         1,272         1,693
                                ------        ------

Total inventory ........        $7,757        $5,109
                                ======        ======

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2000 or June 30, 1999.

6. PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                   Estimated        June 30,         June 30,
                                 Useful Lives         2000             1999
                                 ------------         ----             ----

Land ......................                        $    258         $    258
Building ..................     7 - 15 years          1,719            1,648
Leasehold improvements ....      1 - 3 years            635              579
Machinery and equipment ...      5 - 7 years         21,348           19,483
Furniture and fixtures ....      3 - 5 years          3,081            2,084
Construction in progress...                             101              183
                                                   --------         --------
                                                     27,142           24,235
Accumulated depreciation...                         (10,045)          (5,724)
                                                   --------         --------
                                                   $ 17,097         $ 18,511
                                                   ========         ========

          Depreciation expense amounted to $4,381, $3,881, $1,853 and $1,888 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                June 30,       June 30,
                                                  2000           1999
                                                  ----           ----

Machinery and equipment .................       $ 3,000         $ 3,000
Building ................................           600             600
                                                -------         -------
                                                  3,600           3,600
Less accumulated depreciation ...........        (1,390)           (790)
                                                -------         -------
                                                $ 2,210         $ 2,810
                                                =======         =======

          Depreciation of assets under capital lease totaled $600, $515, $275 and $232 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. Future minimum lease payments under the remaining lease are as follows:

                                                Payment        Interest

                  2001 ..................           948             100
                  2002 ..................           529              27
                                                -------         -------
                                                $ 1,477         $   127
                                                =======         =======

7. LINE OF CREDIT

          The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2000, the Company's borrowing base was approximately $24,128. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (10.25% and 8.50% at June 30, 2000 and June 30, 1999, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.12%, 8.51%, 9.25% and 9.50% for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $600 of lender guarantees outstanding at June 30, 2000 and June 30, 1999. These fees totaled $69, $111, $59 and $30 for the year ended

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

7. LINE OF CREDIT (Continued)

     June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through
     December 15, 1997, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2000, the Company was in compliance with all debt covenants.

8. LOANS PAYABLE TO STOCKHOLDER

          The Predecessor entered into a Senior Loan Agreement and two Subordinated Loan Agreements (collectively, the "Loan Agreements") with a party that had owned the Predecessor's preferred stock and a significant portion of its common stock. The Loan Agreements were collateralized by substantially all the assets of the Predecessor. The Loan Agreements limited the Predecessor's ability to incur additional indebtedness, pay dividends and purchase fixed assets. Additionally, the Loan Agreements required that certain financial covenants be maintained. This debt was subsequently retired upon the acquisition of the Predecessor as discussed in Note 3. All amounts borrowed under the Senior Loan Agreement bore interest at prime plus 1.50%.

          The Predecessor borrowed $30,000 under the Subordinated Loan Agreements, of which $23,000 was designated as Loan I and $7,000 was designated as Loan II. Loan I bore interest, payable quarterly, at 12% until November 4, 1998, and then would have converted to prime plus 4%. Loan II bore interest, payable quarterly, at 7%. The outstanding amount of the subordinated loans was net of unamortized debt discounts, which were being amortized over the term of the related loan. The amounts due under the Subordinated Loan Agreements were subsequently retired upon the acquisition of the Predecessor as discussed in Note 3.

          In connection with Loan II, the Predecessor issued a warrant to purchase 19,233 shares of common stock at $0.05 per share. The warrant was exercisable until November 4, 2003. The Predecessor valued the warrants at $100 each based on the fair market value of a share of the underlying common stock resulting from a sale with a third party. In connection with the warrant issued, the Predecessor recorded a debt discount of $1,923. In connection with the sale of the Predecessor on December 15, 1997 (see Note
     3), all outstanding warrants were purchased from the holder by the buyer of the Predecessor and retired.

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2000, no amounts were outstanding under the promissory note.

9. SENIOR NOTES

          On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Senior Notes"). The Senior Notes are general unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Senior Notes mature on July 1, 2008 and may be redeemed at the option of AKI, in whole or in part, at any time on or after July 1, 2003 at a price equal to 105.25% of the

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

9. SENIOR NOTES (Continued)

     outstanding principal balance plus accrued and unpaid interest. The placement of the Senior Notes yielded AKI net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, AKI is permitted to repurchase up to 35% of the Senior Notes at a redemption price equal to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain customary covenants including restrictions on the declaration and payment of dividends by AKI to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, AKI completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

10. SENIOR DISCOUNT DEBENTURES

          On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures are general unsecured obligations of Holding and mature on July 1, 2009. The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $13,368 and $20,349 at June 30, 2000 and June 30, 1999, respectively. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at any time on or after July 1, 2003 at a price up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures contain certain customary covenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission. During fiscal 2000, AHC purchased Senior Discount Debentures with a carrying value of $5,426 for $4,084 and recognized a gain, net of income taxes, of approximately $660. The debentures were contributed to Holding and subsequently retired.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

11. OTHER NOTES PAYABLE

          On June 9, 1995, the Predecessor acquired all of the issued and outstanding stock of Scent Seal Inc. ("Scent Seal"). The acquisition of Scent Seal did not have a material impact on the financial position or results of operations of the Predecessor and was accounted for as a purchase transaction whereby the purchase cost was allocated to the fair value of the net assets acquired. In connection with the acquisition of Scent Seal, the Predecessor issued $3,627 in noninterest bearing promissory notes (the "Notes") to an employee of the Predecessor who was previously a Scent Seal stockholder. The Predecessor recorded a debt discount of $649 in connection with the issuance of the Notes to reflect an effective interest rate of 10%. The discount was being amortized over the term of the Notes.

          Under certain provisions of the Scent Seal acquisition agreement, the Company was permitted to reduce the outstanding principal balance of the Notes based upon the ultimate realization of assets acquired and settlement of liabilities assumed. In June 1998, the Company reached a settlement with the holder of the Notes under these provisions, which resulted in the reduction of the outstanding principal balance of the Notes of $120. The remaining principal balance of the Notes of $1,330 was repaid in July 1998 in accordance with the terms of the Notes.

12. REDEEMABLE PREFERRED STOCK OF THE PREDECESSOR

          In connection with the 1993 acquisition of Arcade, the Predecessor authorized and issued 8,000 shares of 7% cumulative, $1 par value redeemable preferred stock at $1,000 per share. In conjunction with the sale of the Predecessor on December 15, 1997 (see Note 3), all outstanding redeemable preferred stock was redeemed at $1,000 per share plus accrued and unpaid dividends.

13. INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389 and bear interest at a rate equal to the rate in effect on the Bridge Loans (see
     Note 3) plus 2.50%. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. The unamortized balance of the original issuance discount at June 30, 1999 was $4,740. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

13. INITIAL CAPITALIZATION (Continued)

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Mandatorily Redeemable Senior Preferred Stock Option of $2,363 (see Note 17) were contributed by AHC to AKI in exchange for 1,000 shares of AKI's Common Stock. Subsequent to the capitalization of AKI, AHC contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding.

          AHC has no other operations other than the Company. Absent additional financing by AHC, the Company's operations represent the only current source of funds available to service the Floating Rate Notes and Mandatorily Redeemable Senior Preferred Stock; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes and Mandatorily Redeemable Senior Preferred Stock.

14. COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $589, $338, $198 and $192 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. Future minimum lease payments under the leases total $256 in 2001 and none thereafter.

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $500, $500, $516 and $437 under this agreement for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. The Company has paid $5,076 in cumulative royalty payments under this agreement through June 30, 2000.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 through the expiration of the agreement in 2012. The Company expensed $625, $575, $284 and $241 under this agreement for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

14. COMMITMENTS AND CONTINGENCIES (Continued)

     Employment Agreements

          The Company has employment agreements with certain executive officers with terms through June 30, 2001 and 2002. Such agreements provide for base salaries totaling $890 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions.

          During fiscal 1999, two executive officer's employment was terminated with the Company. In accordance with the terms of the former officers' employment agreements, the Company was obligated for severance benefits of approximately $610. The Company had paid approximately $457 of these benefits by June 30, 1999. The remaining balance of $153 is included in accrued compensation at June 30, 1999 and subsequently paid in fiscal 2000.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a five year Printing Services Agreement with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 and a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting.

15. RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. Contributions to the Plan are determined annually by the Company and generally are a matching percentage of employee contributions. Costs associated with the Plan totaled $251, $201, $113 and $95 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

15. RETIREMENT PLANS (Continued)

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $215, $204, $81 and $80 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

16. INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC for periods subsequent to December 15, 1997. Income taxes related to the Company for the period from December 16, 1997 through June 30, 2000 were determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by AKI. The Predecessor was not part of a consolidated group.

          For financial reporting purposes, income (loss) before income taxes and extraordinary gain includes the following components:

                                                                      December 16,       July 1,
                                                                          1997            1997
                                        Year Ended      Year Ended       through         through
                                         June 30,        June 30,       June 30,      December 15,
                                           2000            1999           1998            1997
                                           ----            ----           ----            ----
Income (loss) before income taxes
  and extraordinary gain:
   United States ................        $(1,305)        $(5,978)        $(8,227)        $ 3,298
   Foreign ......................            455             522             682             (64)
                                         -------         -------         -------         -------
                                         $  (850)        $(5,456)        $(7,545)        $ 3,234
                                         =======         =======         =======         =======

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

16. INCOME TAXES (Continued)

          Significant components of the provision (benefit) for income taxes are as follows:

                                                                 December 16,      July 1,
                                                                     1997           1997
                                   Year Ended    Year Ended         through        through
                                    June 30,      June 30,         June 30,     December 15,
                                      2000          1999             1998           1997
                                      ----          ----             ----           ----
Current expense (benefit):
  Federal .................        $   480         $    --         $    --         $ 1,623
  Foreign .................            171             204             104              --
  State ...................             --              --            (121)            278
                                   -------         -------         -------         -------
                                       651             204             (17)          1,901
                                   -------         -------         -------         -------

Deferred expense (benefit):

  Federal .................            519            (481)         (1,916)           (376)
  Foreign .................             --              --             162             (25)
  State ...................            426             (63)           (281)            (59)
                                   -------         -------         -------         -------
                                       945            (544)         (2,035)           (460)
                                   -------         -------         -------         -------

                                   $ 1,596         $  (340)        $(2,052)        $ 1,441
                                   =======         =======         =======         =======

          The significant components of deferred tax assets and deferred tax liability at June 30, 2000 and 1999, were as follows:

                                               June 30, 2000              June 30, 1999
                                               -------------              -------------
                                           Current   Noncurrent       Current     Noncurrent
                                           -------   ----------       -------     ----------
Deferred income tax assets:
  Accrued expenses ..................     $  215        $2,427        $  308        $1,206
  Allowance for doubtful accounts....        181            --            92            --
  Net operating loss carryforwards...         --           720            --         3,132
                                          ------        ------        ------        ------
                                             396         3,147           400         4,338

Deferred income tax liability:
    Property, plant and equipment....         --         3,090            --         3,340
                                          ------        ------        ------        ------

                                          $  396        $   57        $  400        $  998
                                          ======        ======        ======        ======

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

16. INCOME TAXES (Continued)

          The income tax provision recognized by the Company for the years ended June 30, 2000 and 1999 and for the period from December 16, 1997 through June 30, 1998 and by the Predecessor for the period from July 1, 1997 through December 15, 1997 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                           December 16,       July 1,
                                                                               1997            1997
                                            Year Ended      Year Ended        through         through
                                             June 30,        June 30,        June 30,      December 15,
                                               2000            1999            1998            1997
                                               ----            ----            ----            ----
Computed tax provision (benefit)
  at the statutory rate .............        $  (289)        $(1,855)        $(2,565)        $ 1,100
State income tax provision (benefit),
  net of federal effect .............            281             (42)           (265)            145
Nondeductible expenses ..............          1,588           1,530             723             193
Other, net ..........................             16              27              55               3
                                             -------         -------         -------         -------
                                             $ 1,596         $  (340)        $(2,052)        $ 1,441
                                             =======         =======         =======         =======

          In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the excess of the redemption price over the strike price of certain non-qualified options of the Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.

          Due to the Company's losses in prior years the Company has recorded a long-term deferred tax asset of $720 reflecting cumulative net operating loss carryforwards available to offset future state taxable income of approximately $10,996 at June 30, 2000. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

17. STOCK OPTIONS

          The Predecessor sponsored a key employee stock option plan under which a maximum of 12,571 shares of the Predecessor's common stock could be reserved for nonqualified options; all stock options were granted with an exercise price equal to the fair market value of $100 per share. All options vested ratably over five years and would have expired ten years from the grant date.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

17. STOCK OPTIONS (Continued)

          The Predecessor accounted for its employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

          Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires disclosure of pro forma information regarding net income for option grants subsequent to December 15, 1995. Because all of the Predecessor's options were granted prior to that date, no pro forma adjustments to net income or disclosure of information would apply under SFAS 123.

          As a result of the sale of the  Predecessor  on December 15, 1997 (see
     Note 3), all outstanding options became immediately vested and exercisable under the terms of the original individual stock option agreements. In connection with the Acquisition, the Company purchased and retired 11,201 options of the Predecessor for $19,342. The remaining 1,370 options of the Predecessor, which had a cumulative exercise price of $137, were exchanged at fair value for an option to purchase 100,000 shares of AHC Senior Preferred Stock with a cumulative stated valued of $2,500 ("the Preferred Stock Option"). The 1,370 options were subsequently retired. The Preferred Stock Option had an exercise price of $137. The total consideration of $21,705 used to purchase and retire the outstanding options of the Predecessor was included in the cost of the Acquisition (see Note 3).

          The Preferred Stock Option was issued with a Put and Call Option (the "Put and Call Option") which granted the officer the right to compel DLJMBII to purchase the 100,000 shares of Senior Preferred Stock obtainable under the Preferred Stock Option, together with certain common equity interests in AHC held by the officer, for $2,590. The Put and Call Option also granted DLJMBII the right to purchase the equity interests, both common and preferred, of the officer for the same amount. The Put and Call Option had a stated termination of June 30, 1998. The officer agreed to terminate the Put and Call Option and enter into a new put option (the "Put Option") dated June 17, 1998. The Put Option granted the officer an irrevocable option to require AHC to purchase 80,000 shares of the Senior Preferred Stock obtainable under the Preferred Stock Option, for $2,000 in cash. As the terms of the Put Option were generally more restrictive than the Put and Call Option, no compensation expense was recognized as a result of the transaction. On July 30, 1998, the officer exercised the Preferred Stock Option and Put Option. To provide AHC the funds to redeem the 80,000 shares of Senior Preferred Stock, Holding issued AHC a dividend of $1,863 in cash on such date.

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from three to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. Options may be exercisable for up to ten years.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

17. STOCK OPTIONS (Continued)

          On June 17, 1998, AHC granted an officer of the Company options to purchase 32,500 shares of AHC Common Stock at an exercise price of $1.00 per share and a term of 10 years. These options were forfeited during 1999 upon the resignation of the officer.

          A summary of AHC stock option activity and related information for the year ended June 30, 2000 follows:

                                                          Weighted
                                                           Average
                                                          Exercise
                                            Options         Price
                                            -------         -----

Outstanding, beginning of year...                --         $  --
     Granted ....................         1,519,917          1.00
     Exercised ..................                --            --
     Forfeited ..................           (10,467)         1.00
                                         ----------         -----

Outstanding, end of year ........         1,509,450         $1.00
                                         ==========         =====

Exercisable, end of year ........           273,668         $1.00
                                         ==========         =====

Weighted average remaining
     contractual life ...........                 9.5 years

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under FAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by FAS 123, the net loss for the years ended June 30, 2000 and 1999 would have been $(1,408) and $(5,119), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2000 was approximately $0.27 per option.

18. RELATED PARTY TRANSACTIONS

          The Successor made payments to an affiliate of DLJMBII for management fees of $250, $250 and $125 for the year ended June 30, 2000, the year ended June 30, 1999 and the period from December 16, 1997 through June 30, 1998, respectively.

          The Predecessor made payments to a company controlled by a stockholder of the Predecessor of $160 for the period from July 1, 1997 through December 15, 1997 for management fees, bonuses and expense reimbursements. The Predecessor made payments to another stockholder of $55 for the period from July 1, 1997 through December 15, 1997 for management fees.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

19. GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders, and long-lived assets are based upon the country of domicile.

                                              United
                                              States       France       Total

                                                       Predecessor
                                                       -----------

Net sales:

Period from July 1, 1997
  through December 15, 1997 ...............  $ 32,600     $  2,586     $ 35,186

-------------------------------------------------------------------------------

                                                        Successor
                                                        ---------
Net sales:

Period from December 16, 1997
  through June 30, 1998 ...................  $ 29,162     $  6,904     $ 36,066
Year ended June 30, 1999 ..................    71,056       14,911       85,967
Year ended June 30, 2000 ..................    84,379       14,184       98,563

Long-lived assets:

June 30, 1999 .............................   180,984          107      181,091
June 30, 2000 .............................   192,925           87      193,012

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

20.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed balance sheet at June 30, 2000 and June 30, 1999 and condensed statement of operations, changes in stockholder's equity and cash flows for the years ended June 30, 2000 and June 30, 1999 for Holding should be read in conjunction with the consolidated financial statements and notes thereto.

                                 BALANCE SHEETS

                                                                June 30,          June 30,
                                                                  2000              1999
                                                                  ----              ----
Assets
Investment in subsidiaries ............................        $  99,798         $  92,817
Deferred charges ......................................            1,167             1,520
Deferred income taxes .................................            2,427             1,206
                                                               ---------         ---------
  Total assets ........................................        $ 103,392         $  95,543
                                                               =========         =========
Liabilities
Accrued Income Taxes ..................................        $     423         $      --
Senior Discount Debentures ............................           27,863            29,651
                                                               ---------         ---------
  Total liabilities ...................................           28,286            29,651
                                                               ---------         ---------
Stockholder's equity
Common Stock, $0.01 par value, 1,000 shares authorized;
  1,000 shares issued and outstanding .................               --                --
Additional paid-in capital ............................           88,935            78,364
Accumulated deficit ...................................          (13,829)          (12,472)
                                                               ---------         ---------
  Total stockholder's equity ..........................           75,106            65,892
                                                               ---------         ---------
  Total liabilities and stockholder's equity ..........        $ 103,392         $  95,543
                                                               =========         =========

                             STATEMENT OF OPERATIONS

                                                                   Year ended     Year ended
                                                                    June 30,       June 30,
                                                                      2000           1999
                                                                      ----           ----
Equity in net income (loss) of subsidiaries ................        $   495         $(2,591)
Interest expense, net ......................................         (3,733)         (3,712)
                                                                    -------         -------
  Loss before income taxes and extraordinary gain ..........         (3,238)         (6,303)

Income tax benefit .........................................         (1,221)         (1,187)
                                                                    -------         -------
  Loss before extraordinary gain ...........................         (2,017)         (5,116)

Extraordinary gain from early retirement of debt, net of tax            660              --
                                                                    -------         -------
  Net loss .................................................        $(1,357)        $(5,116)
                                                                    =======         =======

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

20. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                     Common Stock      Additional
                                     ------------        Paid-in    Accumulated
                                   Shares    Amount      Capital       Deficit      Total
                                   ------    ------      -------       -------      -----
Balances, June 30, 1998 ....        1,000   $     --    $ 78,364      $ (5,493)   $ 72,871
Net loss ...................           --         --          --        (5,116)     (5,116)
Dividend to AHC I
  Acquisition Corp. ........           --         --          --        (1,863)     (1,863)
                                 --------   --------    --------      --------    --------

Balances, June 30, 1999 ....        1,000         --      78,364       (12,472)     65,892
Equity contribution by AHC I
  Acquisition Corp. ........           --         --      10,571            --      10,571
Net loss ...................           --         --          --        (1,357)     (1,357)
                                 --------   --------    --------      --------    --------

Balances, June 30, 2000 ....        1,000   $     --    $ 88,935      $(13,829)   $ 75,106
                                 ========   ========    ========      ========    ========

                             STATEMENT OF CASH FLOWS

                                                                              Year ended     Year ended
                                                                               June 30,       June 30,
                                                                                 2000           1999
                                                                                 ----           ----
Cash flows from operating activities:
  Net loss ...........................................................        $(1,357)        $(5,116)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Net change in investment in subsidiaries .........................           (495)          2,591
    Amortization of original issuance discount and loan closing costs           3,992           3,722
    Deferred income taxes ............................................         (1,221)         (1,187)
    Increase in deferred charges .....................................             --            (348)
    Gain from early retirement of debt ...............................         (1,342)             --
  Changes in operating assets and liabilities:
    Income taxes .....................................................            423              --
                                                                              -------         -------
      Net cash provided by (used in) operating activities ............             --            (338)
                                                                              -------         -------
 Cash flows from financing activities:
  Dividend paid to AHC I Acquisition Corp. ...........................             --          (1,863)
                                                                              -------         -------
      Net cash provided by (used in) financing activities ............             --          (1,863)
                                                                              -------         -------

Net increase (decrease) in cash and cash equivalents .................             --          (2,201)
Cash and cash equivalents, beginning of period .......................             --           2,201
                                                                              -------         -------
Cash and cash equivalents, end of period .............................        $    --         $    --
                                                                              =======         =======

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (a wholly-owned subsidiary of AHC I Acquisition Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

21. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2000 and Fiscal 1999.

                                                                Successor
                             -----------------------------------------------------------------------------
                             Quarter Ended    Quarter Ended    Quarter Ended   Quarter Ended
                             September 30,    December 31,       March 31,       June 30,           Full
Fiscal 2000                      1999             1999             2000            2000             Year
                                 ----             ----             ----            ----             ----
Net sales ............        $ 28,379         $ 20,508         $ 25,433         $ 24,243         $ 98,563
Gross profit .........          12,587            7,220            9,941            8,511           38,259
Income from operations           7,265            2,202            4,926            2,408           16,801
Interest expense, net            4,372            4,295            4,382            4,352           17,401
Net loss .............           1,281             (664)            (230)          (1,744)          (1,357)


                                                                Successor
                             -----------------------------------------------------------------------------
                             Quarter Ended    Quarter Ended    Quarter Ended   Quarter Ended
                             September 30,    December 31,       March 31,       June 30,           Full
Fiscal 1999                      1998             1998             1999            1999             Year
                                 ----             ----             ----            ----             ----

Net sales ............        $ 24,024         $ 20,437         $ 24,518         $ 16,988         $ 85,967
Gross profit .........           8,603            6,777            9,691            5,697           30,768
Income from operations           4,337            2,331            4,616              378           11,662
Interest expense, net            4,096            4,149            4,258            4,237           16,740
Net loss .............            (324)          (1,579)            (364)          (2,849)          (5,116)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder's equity and of cash flows present fairly, in all material respects, the financial position of AKI, Inc. (a wholly-owned subsidiary of AKI Holding Corp.) and Subsidiaries (the "Successor"), formerly known as Arcade Holding Corporation (the "Predecessor"), at June 30, 2000 and 1999 and the results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and the period from December 16, 1997 through June 30, 1998 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 3, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows of Arcade Holding Corporation and Subsidiaries (the "Predecessor")present fairly, in all material respects, the results of their operations and their cash flows for the period from July 1, 1997 through December 15, 1997 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Knoxville, Tennessee
July 31, 1998

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except share and per share
                                  information)

                                                                              Successor
                                                                              ---------
                                                                   June 30, 2000     June 30, 1999
                                                                   -------------     -------------
ASSETS
Current assets
Cash and cash equivalents ....................................        $   1,158         $   7,015
Accounts receivable, net .....................................           21,522            16,287
Inventory ....................................................            7,757             5,109
Income tax refund receivable .................................               --                32
Prepaid expenses .............................................               92               452
Deferred income taxes ........................................              396               400
                                                                      ---------         ---------
      Total current assets ...................................           30,925            29,295

Property, plant and equipment, net ...........................           17,097            18,511
Goodwill, net ................................................          162,472           147,990
Other intangible assets, net .................................            7,174             6,577
Deferred charges, net ........................................            4,294             5,302
Deferred income taxes ........................................              720             1,145
Other assets .................................................               88                46
                                                                      ---------         ---------
      Total assets ...........................................        $ 222,770         $ 208,866
                                                                      =========         =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of capital lease obligation ..................        $     847         $     688
Accounts payable, trade ......................................            3,565             3,400
Accrued income taxes .........................................              301               497
Accrued compensation .........................................            3,965             2,527
Accrued interest .............................................            5,695             6,047
Accrued expenses .............................................            2,370             1,283
                                                                      ---------         ---------
      Total current liabilities ..............................           16,743            14,442

Long-term portion of capital lease obligation ................              502             1,349
Revolving credit line ........................................            9,000                --
Senior notes .................................................          107,510           115,000
Deferred income taxes ........................................            3,090             1,353
Other non-current liabilities ................................            2,399                --
                                                                      ---------         ---------
      Total liabilities ......................................          139,244           132,144

Commitments and contingencies (see Note 13)

Stockholder's equity
Preferred stock, $0.01 par, 8,700 shares authorized; no shares
    issued or outstanding ....................................               --                --
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding ............................               --                --
Additional paid-in capital ...................................          107,348           100,862
Accumulated deficit ..........................................           (7,550)           (8,045)
Accumulated other comprehensive loss .........................             (542)             (365)
Carryover basis adjustment ...................................          (15,730)          (15,730)
                                                                      ---------         ---------
      Total stockholder's equity .............................           83,526            76,722
                                                                      ---------         ---------
      Total liabilities and stockholder's equity .............        $ 222,770         $ 208,866
                                                                      =========         =========

     The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         (dollars in thousands, except share and per share information)

                                                                  Successor                       Predecessor
                                                --------------------------------------------------------------
                                                                                  December 16,       July 1,
                                                                                     1997             1997
                                                 Year Ended      Year Ended         through          through
                                                  June 30,        June 30,         June 30,        December 15,
                                                    2000            1999             1998             1997
                                                 --------         --------         --------         --------
Net sales ...............................        $ 98,563         $ 85,967         $ 36,066         $ 35,186
Cost of goods sold ......................          60,304           55,199           24,518           22,809
                                                 --------         --------         --------         --------
     Gross profit .......................          38,259           30,768           11,548           12,377

Selling, general and
   administrative expenses ..............          16,980           14,500            5,587            5,703
Amortization of goodwill
   and other intangible assets ..........           5,336            4,606            2,101              568
Gain from settlement of
   litigation, net ......................            (858)              --               --               --
                                                 --------         --------         --------         --------
     Income from operations .............          16,801           11,662            3,860            6,106

Other expenses (income):
   Interest expense to stockholder(s) and
      affiliate .........................              22               --           10,785            2,143
   Interest expense, other ..............          13,646           13,028              484              503
   Management fees to stockholders
     and affiliate ......................             250              250              125              215
   Other, net ...........................              --              128              (47)              11
                                                 --------         --------         --------         --------
     Income (loss) before income taxes
       and extraordinary gain ...........           2,883           (1,744)          (7,487)           3,234

Income tax expense (benefit) ............           2,817              847           (2,033)           1,441
                                                 --------         --------         --------         --------
     Income (loss) before
       extraordinary gain ...............              66           (2,591)          (5,454)           1,793

Extraordinary gain from early
   retirement of debt, net of tax .......             429               --               --               --
                                                 --------         --------         --------         --------

   Net income (loss) ....................        $    495         $ (2,591)        $ (5,454)        $  1,793
                                                 ========         ========         ========         ========

     The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
         (dollars in thousands, except share and per share information)

                                                                                      Retained     Accumulated
                                                              Additional   Stock      Earnings        Other     Carryover
                                            Common Stock        Paid-in    Purchase (Accumulated  Comprehensive   Basis
                                         Shares      Amount     Capital    Warrants   Deficit)         Loss     Adjustment   Total
                                         ------      ------     -------    --------   --------    ------------- ----------   -----
                                                                                     Predecessor
                                                                                     -----------
Balances, June 30, 1997 ...............   48,000    $      1   $  4,889   $  1,923   $  4,565      $   (153)   $   --      $ 11,225
Net income ............................     --          --         --         --        1,793          --          --         1,793
Other comprehensive income, net
  of tax:
   Foreign currency translation
     adjustment .......................     --          --         --         --         --             (19)       --           (19)
                                                                                                                           --------
Comprehensive income ..................                                                                                       1,774
Preferred stock dividend ..............     --          --         --         --         (283)         --          --          (283)
                                         -------    --------   --------   --------   --------      --------    --------    --------

Balances, December 15, 1997 ...........   48,000    $      1   $  4,889   $  1,923   $  6,075      $   (172)   $   --      $ 12,716
                                         =======    ========   ========   ========   ========      ========    ========    ========
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     Successor
                                                                                     ---------

Balances, December 16, 1997 ...........     --      $   --     $   --     $   --     $   --        $   --      $   --      $   --
Initial capitalization (see Note 12) ..    1,000        --       78,363       --         --            --          --        78,363
Carryover basis adjustment ............     --          --         --         --         --            --       (15,730)    (15,730)
Equity contribution by Holding ........     --          --       22,499       --         --            --          --        22,499
Net loss ..............................     --          --         --         --       (5,454)         --          --        (5,454)
Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment .......................     --          --         --         --         --             (57)       --           (57)
                                                                                                                           --------
Comprehensive loss ....................                                                                                      (5,511)
                                         -------    --------   --------   --------   --------      --------    --------    --------

Balances, June 30, 1998 ...............    1,000        --      100,862       --       (5,454)          (57)    (15,730)     79,621
Net loss ..............................     --          --         --         --       (2,591)         --          --        (2,591)
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment .......................     --          --         --         --         --            (308)       --          (308)
                                                                                                                           --------
Comprehensive loss ....................                                                                                      (2,899)
                                         -------    --------   --------   --------   --------      --------    --------    --------

Balances, June 30, 1999 ...............    1,000        --      100,862       --       (8,045)         (365)    (15,730)     76,722
Equity contribution by AKI
  Holding Corp. .......................     --          --        6,486       --         --            --          --         6,486
Net income ............................     --          --         --         --          495          --          --           495
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment .......................     --          --         --         --         --            (177)       --          (177)
                                                                                                                           --------
Comprehensive income ..................                                                                                         318
                                         -------    --------   --------   --------   --------      --------    --------    --------

Balances, June 30, 2000 ...............    1,000    $   --     $107,348   $   --     $ (7,550)     $   (542)   $(15,730)   $ 83,526
                                         =======    ========   ========   ========   ========      ========    ========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         (dollars in thousands, except share and per share information)

                                                                               Successor                     Predecessor
                                                            --------------------------------------------------------------
                                                                                               December 16,      July 1,
                                                                                                  1997           1997
                                                            Year Ended        Year Ended         through        through
                                                             June 30,          June 30,         June 30,     December 15,
                                                               2000              1999             1998           1997
                                                               ----              ----             ----           ----
   Cash flows from operating activities:
     Net income (loss) ................................    $     495         $  (2,591)        $  (5,454)    $   1,793
     Adjustment to reconcile net income (loss) to
       net cash provided by (used in) operating
       activities:
       Depreciation and amortization of goodwill
         and other intangibles ........................        9,738             8,487             3,954         2,456
       Amortization of debt discount ..................           --                --                81           233
       Amortization of loan closing costs .............          956               636             3,808           101
       Deferred income taxes ..........................        2,166               643            (2,016)         (460)
       Gain on sale of equipment ......................           --               (50)               --            --
       Gain from early retirement of debt .............       (1,004)               --                --            --
       Other ..........................................           (1)             (308)              (57)          (18)
       Changes in operating assets and liabilities:
         Accounts receivable ..........................       (2,576)           (2,737)           (4,562)        1,153
         Inventory ....................................       (2,496)           (3,031)              543            69
         Prepaid expenses, deferred charges and
           other assets ...............................          450              (627)             (453)          (62)
         Accounts payable and accrued expenses ........       (2,637)            4,511            (5,432)       (1,036)
         Income taxes .................................         (164)            5,238               767           699
                                                           ---------         ---------         ---------     ---------
         Net cash provided by (used in) operating
           activities .................................        4,927            10,171            (8,821)        4,928
                                                           ---------         ---------         ---------     ---------
   Cash flows from investing activities:
     Purchases of equipment ...........................       (2,782)           (2,856)             (514)         (807)
     Proceeds from sale of equipment ..................           --                50                --            --
     Payments for acquisitions, net of cash acquired ..      (16,164)               --          (141,403)           --
     Patents ..........................................         (150)               --                --            --
                                                           ---------         ---------         ---------     ---------

         Net cash used in investing activities ........      (19,096)           (2,806)         (141,917)         (807)
                                                           ---------         ---------         ---------     ---------

   Cash flows from financing activities:
     Payments under capital leases for equipment ......         (688)             (661)             (308)         (249)
     Net proceeds (repayments) on line of credit ......        9,000                --            (6,700)        2,362
     Proceeds from issuance of senior increasing rate
        notes, net of offering costs ..................           --                --           119,735            --
     Payments on senior increasing rate notes .........           --                --          (123,500)           --
     Proceeds from issuance of senior notes, net
       of offering costs ..............................           --                --           110,158            --
     Proceeds from issuance of common stock ...........           --                --            98,499            --
     Redemption of preferred stock ....................           --                --            (8,678)           --
     Repayment of loans payable to stockholder ........           --                --           (36,649)       (1,851)
     Repayment of other notes payable .................           --            (1,330)              (50)          (50)
     Dividends paid on preferred stock ................           --                --              (128)         (155)
                                                           ---------         ---------         ---------     ---------

       Net cash provided by (used in)
         financing activities .........................        8,312            (1,991)          152,379            57
                                                           ---------         ---------         ---------     ---------

   Net increase (decrease) in cash and cash equivalents       (5,857)            5,374             1,641         4,178
   Cash and cash equivalents, beginning of period .....        7,015             1,641                --           303
                                                           ---------         ---------         ---------     ---------
   Cash and cash equivalents, end of period ...........    $   1,158         $   7,015         $   1,641     $   4,481
                                                           =========         =========         =========     =========
   Supplemental information:
     Cash paid (received) during the period for:
       Interest to stockholder(s) .....................    $      22         $      --         $  11,503     $   1,146
       Interest, other ................................       13,188             6,512               214           459
       Income taxes ...................................        1,264            (5,123)             (784)        1,222

   Significant non-cash activities:
     Assets acquired under capital lease ..............    $      --         $     600         $      --     $      --
     Contribution of equity and retirement
       of senior notes ................................        6,486                --                --            --

   The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1. ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI," the "Successor" or the "Company"). Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corporation ("Holding") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to the Predecessor's and AKI's fiscal year, June 30.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

          The  accompanying   consolidated   financial  statements  include  the
     accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

     Reclassification

          Certain prior year amounts have been reclassified to conform with the current year presentation.

     Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk

          The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts; in addition, the Company believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company grants credit terms in the normal course of business to its customers and as part of its ongoing procedures, the Company monitors the credit worthiness of its customers. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk attendant in its business.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          One customer accounted for 15.3% of net sales during the year ended June 30, 2000. Two customers accounted for 26.8% of net sales during the year ended June 30, 1999. One customer accounted for 13.3% of net sales during the period from December 16, 1997 through June 30, 1998. Two customers accounted for 35.3% of the Predecessor's net sales during the period from July 1, 1997 through December 15, 1997.

     Concentration of Purchasing

          Products accounting for a majority of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier. The Company does not have a purchase agreement with the supplier and is not aware of any other suppliers of these specific grades of paper. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers. Until such methods are developed, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized upon shipment, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title has passed to the customer.

     Inventory

          Paper inventory is stated at the lower of cost or market using the last-in, first-out (LIFO) method; all other inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Expenditures that extend the economic lives or improve the efficiency of equipment are capitalized. The costs of maintenance and repairs are expensed as incurred. Upon retirement or disposal, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is recorded.

          Depreciation is computed using the straight-line method based on the estimated useful lives of the assets as indicated in Note 6 for financial reporting purposes and accelerated methods for tax purposes. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the lease term.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired and is amortized over a period of up to forty years using the straight-line method. Accumulated amortization was $10,546 and $5,939 at June 30, 2000 and June 30, 1999, respectively.

          Management periodically reviews the value of its goodwill and other long-lived assets to determine if an impairment has occurred. The potential impairment of recorded goodwill and other long-lived assets is measured by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, management does not believe that an impairment of its goodwill or other long-lived assets has occurred.

     Deferred Charges

          Deferred charges are primarily comprised of debt issuance costs, which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

     Other Intangible Assets

          Other intangible assets include covenants not to compete, patents and other intangible assets and are being amortized over their estimated lives using the straight-line method. Accumulated amortization related to these intangible assets was $1,479 and $754 at June 30, 2000 and June 30, 1999, respectively.

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $85,470 and $112,000 at June 30, 2000 and June 30, 1999,
     respectively, compared to a carrying value of $107,510 and $115,000 as of the same dates respectively. The carrying value of all other financial instruments approximates fair value at June 30, 2000 and June 30, 1999.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Foreign Currency Transactions

          Gains and losses on foreign currency transactions with third parties have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency losses and (gains) amounted to $51, $91, ($52) and ($44) for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

          At June 30, 2000, short term forward exchange contracts existed to sell Euros at an exchange rate of .8853 per U.S. dollar and to buy British pound sterling at an exchange rate of 1.497 per U.S. dollar. These contracts have been entered into for the purpose of mitigating short term foreign exchange risk for customer orders and receivables denominated in foreign currencies. The notional principle amounts under these foreign exchange contracts were $700 and $200, respectively. The fair value of these foreign exchange contracts as of June 30, 2000 was not significant.

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $1,309, $1,136, $717 and $664 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

     Income Taxes

          Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are recognized at the applicable income tax rates based upon future tax consequences of temporary differences between the tax bases and financial reporting bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income (Loss)

          The Company adopted the provision of Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") on July 1, 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This Statement also requires that comparative information for earlier periods be reclassified. As the Company only has two items of comprehensive income, net income and foreign currency translations, adoption of this statement did not have a material effect upon the Company's financial position or results of operations.

3. SIGNIFICANT ACQUISITIONS

          DLJMBII and certain members of the Predecessor organized AHC and Merger Corp. for purposes of acquiring the Predecessor. Merger Corp. was a wholly-owned subsidiary of AHC and was initially capitalized by AHC with an equity contribution of $78,363, comprised of $76,000 of cash (see Note 12) and $2,363 of non-cash consideration in the form of an option to purchase Senior Preferred Stock of AHC (see Note 16). Immediately following this equity contribution, Merger Corp. issued $123,500 of senior increasing rate notes (the "Bridge Loans") to an entity with an ownership interest in AHC. The Bridge Loans had a stated maturity of December 15, 1998 and had an interest rate equal to the greater of (i) 10.0% per annum and (ii) a daily floating rate of prime plus 2.25% plus an additional percentage amount equal to (a) 1.0% from and including the interest payment date on June 15, 1998 or (b) 1.5% from and including the interest payment date on September 15, 1998. Merger Corp. received cash proceeds from the issuance of the Bridge Loans of $119,735, net of $3,765 of associated debt issuance costs.

          On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor (the "Acquisition") for a total cost of $197,730 which consisted of $138,634 cash paid for equity interests and direct acquisition cost, $2,363 in non-cash consideration in the form of an option to purchase Senior Preferred Stock of AHC (see Note 16) and the assumption of $56,733 in debt, preferred stock and related interest and dividends, including a capital lease obligation. Included in the amount of direct acquisition costs was approximately $2,022 paid to an entity that has an ownership interest in AHC. Merger Corp. then merged with and into the Predecessor and the combined entity assumed the name AKI. Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding. Since all companies are under common control and since Holding and AHC have no operations other than those related to the Company, the contribution was accounted for as if it were a pooling of interests.

          The Acquisition was accounted for using the purchase method of accounting. In accordance with the consensus reached by the Emerging Issues Task Force of the Financial Accounting Standards Board in Issue 88-16, "Basis in Leveraged Buyout Transactions," the purchase price allocation required an adjustment for the continuing interest attributable to management's ownership interest in the Predecessor carried over in connection with the Acquisition. As a result, a reduction in stockholders' equity of $15,730 was recorded

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

     which represents the difference between the fair value of the Company's assets and the related book value attributable to the interest of the continuing shareholders' investment in the Predecessor. The remaining purchase price has been allocated to assets and liabilities based upon estimates of their respective fair value as determined by management and third-party appraisals with respect to property, plant and equipment.

         In connection with the Acquisition, the Company repaid the outstanding balance and related interest of the Predecessor's loans payable to a shareholder of $37,374, the outstanding balance and related interest of the Predecessor's line of credit of $6,278 and the outstanding balance and related dividends on the Predecessor's preferred stock of $8,806.

     The following shows the acquisition costs and the allocation of the purchase price:

          Acquisition costs
             Cash paid for stock ................................  $ 134,403
             Direct acquisition costs ...........................      4,231
                                                                   ---------
                                                                     138,634
             Non-cash consideration for stock in the form of an
               option to purchase Senior Preferred Stock of AHC
               (see Note 16) ....................................      2,363
                                                                   ---------

             Total ..............................................    140,997
             Less--Carryover basis adjustment ...................    (15,730)
                                                                   ---------

             Purchase price to be allocated .....................  $ 125,267
                                                                   =========

          Summry allocation of purchase price
             Cash ...............................................  $   4,481
             Other current assets ...............................     17,782
             Property, plant and equipment ......................     20,132
             Deferred income taxes ..............................      2,953
             Other assets .......................................        329
             Goodwill ...........................................    153,929
                                                                   ---------

             Total allocation to assets .........................  $ 199,606
                                                                   =========

             Current liabilities ................................  $  13,190
             Long-term debt (including current portion) and
               related interest .................................     47,927
             Deferred income taxes ..............................      4,416
             Preferred stock and related dividends ..............      8,806
                                                                   ---------

             Total liabilities assumed ..........................  $  74,339
                                                                   =========

          Included in cash paid for stock of $134,403 is $19,342 related to the purchase and retirement of 11,201 options of the Predecessor. In addition, the non-cash consideration for stock of $2,363 was incurred to acquire and retire the remaining 1,370 options of the Predecessor (see Note 16).

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3. SIGNIFICANT ACQUISITIONS (Continued)

          In December, 1999 the Company settled a dispute with the former owners of the Predecessor. In connection with the settlement the Company received approximately $1.2 million and has included the settlement amount net of related expenses in income from operations.

          On  September  15,  1999,  the  Company  acquired  all of  the  equity interests in RetCom Holdings Ltd. and its subsidiaries ("RetCom") for approximately $12,500 and refinanced working captial indebtedness of approximately $4,500 of RetCom. The acquisition was accounted for using the purchase method of accounting. The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling approximately $19,100 which is being amortized on a straight line basis over a period of twenty years. The fair values assigned are preliminary and may be revalued at a later date but the change is not expected to be material. The results of the acquired operations are included in the financial statements since the date of acquisition. Pro forma results had RetCom been acquired at the beginning of fiscal 1999 and 2000 are not determinable.

          On June 25, 1998, the Bridge Loans were repaid, without penalty, with the proceeds from the Senior Note offering (see Note 9) and the equity contribution from Holding (see Note 12) (collectively, the "Refinancing"). Contemporaneous with the repayment of the Bridge Loans, the Company wrote-off the unamortized balance of debt issuance costs associated with the Bridge Loans of $1,795 to interest expense.

4. ACCOUNTS RECEIVABLE

     The following table details the components of accounts receivable:

                                               June 30,        June 30,
                                                 2000            1999
                                                 ----            ----

       Trade accounts receivable .....        $ 22,314         $ 16,349
       Allowance for doubtful accounts            (963)            (251)
                                              --------         --------
                                                21,351           16,098
       Other accounts receivable .....             171              189
                                              --------         --------

                                              $ 21,522         $ 16,287
                                              ========         ========

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5. INVENTORY

     The following table details the components of inventory:

                                              June 30,      June 30,
                                                2000          1999
                                              ------        ------
              Raw materials
                Paper ................        $3,944        $1,088
                Other raw materials ..         2,541         2,328
                                              ------        ------
                   Total raw materials         6,485         3,416
              Work in process ........         1,272         1,693
                                              ------        ------

              Total inventory ........        $7,757        $5,109
                                              ======        ======

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2000 or June 30, 1999.

6. PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                           Estimated    June 30,      June 30,
                                         Useful Lives     2000          1999
                                         ------------     ----          ----

           Land .....................                   $    258      $    258
           Buildings ................   7 - 15 years       1,719         1,648
           Leasehold improvements ...   1 -  3 years         635           579
           Machinery and equipment...   5 -  7 years      21,348        19,483
           Furniture and fixtures ...   3 -  5 years       3,081         2,084
           Construction in progress..                        101           183
                                                        --------      --------
                                                          27,142        24,235
           Accumulated depreciation..                    (10,045)       (5,724)
                                                        --------      --------
                                                        $ 17,097      $ 18,511
                                                        ========      ========

          Depreciation expense amounted to $4,381, $3,881, $1,853 and $1,888 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

6. PROPERTY, PLANT AND EQUIPMENT (Continued)

          Property held under capital lease is included in the respective property, plant and equipment category as follows:

                                                 June 30,        June 30,
                                                   2000            1999
                                                 -------         -------

     Machinery and equipment .................   $ 3,000         $ 3,000
     Building ................................       600             600
                                                 -------         -------
                                                   3,600           3,600
     Less accumulated depreciation ...........    (1,390)           (790)
                                                 -------         -------
                                                 $ 2,210         $ 2,810
                                                 =======         =======

         Depreciation of the assets under capital lease totaled $600, $515, $275 and $232 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. Future minimum lease payments under the remaining leases are as follows:

                                                 Payment         Interest
                                                 -------         -------

                    2001......................   $   948         $   100
                    2002......................       529              27
                                                 -------         -------
                                                 $ 1,477         $   127
                                                 =======         =======

7. LINE OF CREDIT

          The Credit Agreement provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2002. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2000, the Company's borrowing base was approximately $24,128. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (10.25% and 8.50% at June 30, 2000 and June 30, 1999, respectively). The weighted average interest rate on the outstanding balance under the Credit Agreement was 9.12%, 8.51%, 9.25% and 9.50% for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

7.   LINE OF CREDIT (Continued)

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $600 of lender guarantees outstanding at June 30, 2000 and June 30, 1999. These fees totaled $69, $111, $59 and $30 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2000, the Company was in compliance with all debt covenants.

8. LOANS PAYABLE TO STOCKHOLDER

          The Predecessor entered into a Senior Loan Agreement and two Subordinated Loan Agreements (collectively, the "Loan Agreements") with a party that had owned the Predecessor's preferred stock and a significant portion of its common stock. The Loan Agreements were collateralized by substantially all the assets of the Predecessor. The Loan Agreements limited the Predecessor's ability to incur additional indebtedness, pay dividends and purchase fixed assets. Additionally, the Loan Agreements required that certain financial covenants be maintained. This debt was subsequently retired upon the acquisition of the Predecessor as discussed in Note 3. All amounts borrowed under the Senior Loan Agreement bore interest at prime plus 1.50%.

          The Predecessor borrowed $30,000 under the Subordinated Loan Agreements, of which $23,000 was designated as Loan I and $7,000 was designated as Loan II. Loan I bore interest, payable quarterly, at 12% until November 4, 1998, and then would have converted to prime plus 4%. Loan II bore interest, payable quarterly, at 7%. The outstanding amount of the subordinated loans was net of unamortized debt discounts, which were being amortized over the term of the related loan. The amounts due under the Subordinated Loan Agreements were subsequently retired upon the acquisition of the Predecessor as discussed in Note 3.

          In connection with Loan II, the Predecessor issued a warrant to purchase 19,233 shares of common stock at $0.05 per share. The warrant was exercisable until November 4, 2003. The Predecessor valued the warrants at $100 each based on the fair market value of a share of the underlying common stock resulting from a sale with a third party. In connection with the warrant issued, the Predecessor recorded a debt discount of $1,923. In connection with the sale of the Predecessor on December 15, 1997 (see Note
     3), all outstanding warrants were purchased from the holder by the buyer of the Predecessor and retired.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

8. LOANS PAYABLE TO STOCKHOLDER (Continued)

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2000, no amounts were outstanding under the promissory note.

9. SENIOR NOTES

          On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Senior Notes"). The Senior Notes are general unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The Senior Notes mature on July 1, 2008 and may be redeemed at the option of the Company, in whole or in part, at any time on or after July 1, 2003 at a price equal to 105.25% of the outstanding principal balance plus accrued and unpaid interest. The placement of the Senior Notes yielded the Company net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, the Company is permitted to repurchase up to 35% of the Senior Notes at a redemption price of up to 110.5% of the aggregate principal amount plus accrued and unpaid interest with the net proceeds of one or more public equity offerings. The Senior Notes contain certain customary covenants including restrictions on the declaration and payment of dividends by the Company to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2000, AHC purchased $7,490 of the Senior Notes for $6,486 and recognized a gain, net of income taxes, of approximately $429. The notes were contributed to Holding and Holding contributed the notes to AKI. The notes were subsequently retired.

10. OTHER NOTES PAYABLE

          On June 9, 1995, the Predecessor acquired all of the issued and outstanding stock of Scent Seal Inc. ("Scent Seal"). The acquisition of Scent Seal did not have a material impact on the financial position or results of operations of the Predecessor and was accounted for as a purchase transaction whereby the purchase cost was allocated to the fair value of the net assets acquired. In connection with the acquisition of Scent Seal, the Predecessor issued $3,627 in noninterest bearing promissory notes (the "Notes") to an employee of the Predecessor who was previously a Scent Seal stockholder. The Predecessor recorded a debt discount of $649 in connection with the issuance of the Notes to reflect an effective interest rate of 10%. The discount was being amortized over the term of the Notes.

          Under certain provisions of the Scent Seal acquisition agreement, the Company was permitted to reduce the outstanding principal balance of the Notes based upon the ultimate realization of assets acquired and settlement of liabilities assumed. In June 1998, the Company reached a settlement with the holder of the Notes under these provisions, which resulted in the reduction of the outstanding principal balance of the Notes of $120. The remaining principal balance of the Notes of $1,330 was repaid in July 1998 in accordance with the terms of the Notes.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

11. REDEEMABLE PREFERRED STOCK OF PREDECESSOR

          In connection with the 1993 acquisition of Arcade, the Predecessor authorized and issued 8,000 shares of 7% cumulative, $1 par value redeemable preferred stock at $1,000 per share. In conjunction with the sale of Predecessor on December 15, 1997 (see Note 3), all outstanding redeemable preferred stock was redeemed at $1,000 per share plus accrued and unpaid dividends.

12. INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389 and bear interest at a rate equal to the rate in effect on the Bridge Loans (see
     Note 3) plus 2.50%. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. The unamortized balance of the original issue discount at June 30, 1999 was $4,740. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Senior
     Preferred Stock option of $2,363 (see Note 16) were contributed by AHC to the Company in exchange for 1,000 shares of the Company's Common Stock. Subsequent to the initial capitalization of the Company, AHC contributed $1 and all of its ownership interest in the Company to Holding for all of the outstanding equity of Holding.

          On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures are general unsecured obligations of Holding and mature on July 1, 2009. The Debentures do not accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures is being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $13,368 and $20,349 at June 30, 2000 and June 30, 1999, respectively. After July 1, 2003, the Debentures will accrue interest at a rate of 13.5% per annum, payable semi-annually, commencing January 1, 2004. The Debentures are redeemable at the option of Holding, in whole or in part, at

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

12. INITIAL CAPITALIZATION (Continued)

     any time on or after July 1, 2003 at a price of up to 106.75% of the outstanding principal balance plus accrued and unpaid interest. Prior to July 1, 2003, Holding is permitted to repurchase up to 35% of the aggregate principal amount at maturity of the Debentures originally issued at a redemption price equal to 113.5% of the accreted value of the Debentures with the net proceeds of one or more public equity offerings. The Debentures contain certain customary convenants including restrictions on the declaration and payment of dividends and limitations on the incurrence of additional indebtedness. With the proceeds of the Debenture offering, Holding contributed $22,499 of cash to the Company. No additional shares were issued to Holding as a result of this contribution. On December 22, 1998, Holding completed the registration of its Senior Discount Debentures with the Securities and Exchange Commission.

          AHC and Holding have no other operations other than the Company. Absent additional financing by AHC or Holding, the Company's operations represent the only current source of funds available to service the Floating Rate Notes, Senior Preferred Stock and Debentures; however, the Company is not obligated to pay or otherwise guarantee the Floating Rate Notes, Senior Preferred Stock and Debentures.

13. COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $589, $338, $198 and $192 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. Future minimum lease payments under the leases total $256 in 2001 and none thereafter.

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year. This agreement expires in 2003 or when a total of $12,500 in cumulative royalty payments has been paid. The Company expensed $500, $500, $516 and $437 under this agreement for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively. The Company has paid $5,076 in cumulative royalty payments under this agreement through June 30, 2000.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

13. COMMITMENTS AND CONTINGENCIES (Continued)

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment per year. These minimum payments for years after fiscal 1999 are $625 per year through the expiration of the agreement in 2012. The Company expensed $625, $575, $284 and $241 under this agreement for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30,
     1998 and the period from July 1, 1997 through December 15, 1997, respectively.

     Employment Agreements

          The Company has employment agreements with certain executive officers with terms through June 30, 2001 and 2002. Such agreements provide for base salaries totaling $890 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions.

          During fiscal 1999, two executive officer's employment was terminated with the Company. In accordance with the terms of the former officers' employment agreements, the Company was obligated for severance benefits of approximately $610. The Company had paid approximately $457 of these benefits by June 30, 1999. The remaining balance of $153 is included in accrued compensation at June 30, 1999 and subsequently paid in fiscal 2000.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a five year Printing Services Agreement with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 and a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

14. RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. Contributions to the Plan are determined annually by the Company and generally are a matching percentage of employee contributions. Costs associated with the Plan totaled $251, $201, $113 and $95 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $215, $204, $81 and $80 for the year ended June 30, 2000, the year ended June 30, 1999, the period from December 16, 1997 through June 30, 1998 and the period from July 1, 1997 through December 15, 1997, respectively.

15. INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC for periods subsequent to December 15, 1997. Income taxes related to the Company for the period from December 16, 1997 through June 30, 2000 were determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by the Company. The Predecessor was not part of a consolidated group.

          For financial reporting purposes, income (loss) before income taxes and extraordinary gain includes the following components:

                                                                 December 16,    July 1,
                                                                     1997         1997
                                        Year Ended   Year Ended     through      through
                                         June 30,     June 30,     June 30,   December 15,
                                           2000         1999         1998         1997
                                           ----         ----         ----         ----
Income (loss) before income taxes
 and extraordinary gain:
  United States .................        $ 2,428      $(2,266)      $(8,169)     $ 3,298
  Foreign .......................            455          522           682          (64)
                                         -------      -------       -------      -------
                                         $ 2,883      $(1,744)      $(7,487)     $ 3,234
                                         =======      =======       =======      =======

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

15.  INCOME TAXES (Continued)

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                December 16,       July 1,
                                                                    1997            1997
                                  Year Ended    Year Ended         through         through
                                   June 30,      June 30,         June 30,      December 15,
                                     2000          1999             1998            1997
                                     ----          ----             ----            ----
Current expense (benefit):
  Federal .................        $   480        $    --         $    --         $ 1,623
  Foreign .................            171            204             104              --
  State ...................             --             --            (121)            278
                                   -------        -------         -------         -------
                                       651            204             (17)          1,901
                                   -------        -------         -------         -------
Deferred expense (benefit):

  Federal .................          1,740            569          (1,900)           (376)
  Foreign .................             --             --             162             (25)
  State ...................            426             74            (278)            (59)
                                   -------        -------         -------         -------
                                     2,166            643          (2,016)           (460)
                                   -------        -------         -------         -------

                                   $ 2,817        $   847         $(2,033)        $ 1,441
                                   =======        =======         =======         =======

          The significant components of deferred tax assets and deferred tax liability at June 30, 2000 and 1999, were as follows:

                                                 June 30, 2000              June 30, 1999
                                                 -------------              -------------
                                            Current    Noncurrent        Current    Noncurrent
                                            -------    ----------        -------    ----------
Deferred income tax assets:
    Accrued expenses .................      $   215      $    --         $   308      $    --
    Allowance for doubtful accounts...          181           --              92           --
    Net operating loss carryforwards..           --          720              --        3,132
                                            -------      -------         -------      -------
                                                396          720             400        3,132
Deferred income tax liability:
    Property, plant and equipment ....           --        3,090              --        3,340
                                            -------      -------         -------      -------
                                            $   396      $(2,370)        $   400      $  (208)
                                            =======      =======         =======      =======

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

15. INCOME TAXES (Continued)

          The income tax provision recognized by the Company for the years ended June 30, 2000 and 1999 and for the period from December 16, 1997 through June 30, 1998 and by the Predecessor for the period from July 1, 1997 through December 15, 1997 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:

                                                                           December 16,        July 1,
                                                                              1997              1997
                                            Year Ended      Year Ended       through           through
                                             June 30,        June 30,       June 30,        December 15,
                                               2000            1999           1998              1997
                                               ----            ----           ----              ----
Computed tax provision (benefit)
  at the statutory rate .............        $   980        $  (593)        $(2,546)        $ 1,100
State income tax provision (benefit),
  net of federal effect .............            281             49            (263)            145
Nondeductible expenses ..............          1,540          1,364             720             193
Other, net ..........................             16             27              56               3
                                             -------        -------         -------         -------

                                             $ 2,817        $   847         $(2,033)        $ 1,441
                                             =======        =======         =======         =======

          In conjunction with the Acquisition, the Company recognized an income tax benefit of $7,327 related to the excess of the redemption price over the strike price of certain non-qualified options of the Predecessor redeemed and retired by the Company. This benefit was recorded as a reduction to goodwill.

          Due to the Company's losses in prior years the Company has recorded a long-term deferred tax asset of $720 reflecting cumulative net operating loss carryforwards available to offset future state taxable income of approximately $10,996 at June 30, 2000. These cumulative net operating loss carryforwards expire in varying amounts through 2019. Realization is dependent on generating sufficient state taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes that it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

16. STOCK OPTIONS

          The Predecessor sponsored a key employee stock option plan under which a maximum of 12,571 shares of the Predecessor's common stock could be reserved for nonqualified options; all stock options were granted with an exercise price equal to the fair market value of $100 per share. All options vested ratably over five years and would have expired ten years from the grant date.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

16. STOCK OPTIONS (Continued)

     The Predecessor accounted for its employee stock options under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, because the exercise price of the Predecessor's employee stock options equaled the market value of the underlying stock on the date of grant, no compensation expense was recognized.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires disclosure of pro forma information regarding net income for option grants subsequent to December 15, 1995. Because all of the Predecessor's options were granted prior to that date, no pro forma adjustments to net income or disclosure of information would apply under SFAS 123.

     As a result of the sale of the  Predecessor  on December 15, 1997 (see Note
3), all outstanding options became immediately vested and exercisable under the terms of the original individual stock option agreements. In connection with the Acquisition, the Company purchased and retired 11,201 options of the Predecessor for $19,342. The remaining 1,370 options of the Predecessor, which had a cumulative exercise price of $137, were exchanged at fair value for an option to purchase 100,000 shares of AHC Senior Preferred Stock with a cumulative stated value of $2,500 (the "Preferred Stock Option"). The 1,370 options were subsequently retired. The Preferred Stock Option had an exercise price of $137. The total consideration of $21,705 used to purchase and retire the outstanding options of the Predecessor was included in the cost of the Acquisition (see Note
3).

     The Preferred Stock Option was issued with a Put and Call Option (the "Put and Call Option") which granted the officer the right to compel DLJMBII to purchase the 100,000 shares of Senior Preferred Stock obtainable under the Preferred Stock Option, together with certain common equity interests in AHC held by the officer, for $2,590. The Put and Call Option also granted DLJMBII the right to purchase the equity interests, both common and preferred, of the officer for the same amount. The Put and Call Option had a stated termination on June 30, 1998. The officer agreed to terminate the Put and Call Option and enter into a new put option (the "Put Option") dated June 17, 1998. The Put Option granted the officer an irrevocable option to require AHC to purchase 80,000 shares of the Senior Preferred Stock obtainable under the Preferred Stock Option for $2,000 in cash. As the terms of the Put Option were generally more restrictive than the Put and Call Option, no compensation expense was recognized as a result of the transaction. On July 30, 1998, the officer exercised the Preferred Stock Option and Put Option. To provide AHC the funds to redeem the 80,000 shares of Senior Preferred Stock, Holding issued AHC a dividend of $1,863 in cash on such date.

     Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from three to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. Options may be exercisable for up to ten years.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

16. STOCK OPTIONS (Continued)

          On June 17, 1998, AHC granted an officer of the Company options to purchase 32,500 shares of AHC Common Stock at an exercise price of $1.00 per share and a term of 10 years. These options were forfeited during 1999 upon the resignation of the officer.

         A summary of AHC stock option activity and related information for the year ended June 30, 2000 follows:

                                                                                 Weighted
                                                                                  Average
                                                                                 Exercise
                                                                   Options         Price
                                                                   -------         -----
         Outstanding, beginning of year.....................            -         $     -
              Granted.......................................     1,519,917           1.00
              Exercised.....................................            -               -
              Forfeited.....................................       (10,467)          1.00
                                                                -----------       -------
         Outstanding, end of year...........................     1,509,450        $  1.00
                                                                ==========        =======
         Exercisable, end of year...........................       273,668        $  1.00
                                                                ==========        =======
         Weighted average remaining
              contractual life..............................             9.5 years

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income (loss) for the years ended June 30, 2000 and 1999 would have been $444 and $(2,593), respectively. In making this determination, fair value was estimated on the date of grant using the minimum value method and a risk-free interest rate ranging from 6.3% to 6.9%, estimated life of five years and dividend rate of 0.0%. The weighted average fair value at date of grant of options granted during 2000 was approximately $0.27 per option.

17. RELATED PARTY TRANSACTIONS

          The Successor made payments to an affiliate of DLJMBII for management fees of $250, $250 and $125 for the year ended June 30, 2000, the year ended June 30, 1999 and the period from December 16, 1997 through June 30, 1998, respectively.

          The Predecessor made payments to a company controlled by a stockholder of the Predecessor of $160 for the period from July 1, 1997 through December 15, 1997 for management fees, bonuses and expense reimbursements. The Predecessor made payments to another stockholder of $55 for the period from July 1, 1997 through December 15, 1997 for management fees.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

18. GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders, and long-lived assets are based upon the country of domicile.

                                                  United
                                                  States     France     Total

                                                         Predecessor
                                                         -----------
Net sales:

Period from July 1, 1997
  through December 15, 1997 ..................   $ 32,600   $  2,586  $ 35,186

--------------------------------------------------------------------------------

                                                          Successor
                                                          ---------

Net sales:

Period from December 16, 1997
  through June 30, 1998 ......................   $ 29,162   $  6,904  $ 36,066
Year ended June 30, 1999 .....................     71,056     14,911    85,967
Year ended June 30, 2000 .....................     84,379     14,184    98,563

Long-lived assets:

June 30, 1999 ................................    179,464        107   179,571
June 30, 2000 ................................    198,100         87   198,187

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

19. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for Fiscal 2000 and Fiscal 1999.

                                                             Successor
---------------------------------------------------------------------------------------------------------
                             Quarter Ended   Quarter Ended    Quarter Ended   Quarter Ended
                             September 30,   December 31,       March 31,       June 30,           Full
     Fiscal 2000                 1999            1999             2000            2000             Year
                                 ----            ----             ----            ----             ----
Net sales ............        $ 28,379        $ 20,508         $ 25,433        $ 24,243         $ 98,563
Gross profit .........          12,587           7,220            9,941           8,511           38,259
Income from operations           7,265           2,202            4,925           2,409           16,801
Interest expense, net            3,348           3,393            3,479           3,448           13,668
Net income (loss) ....           1,969            (713)             376          (1,137)             495

                                                             Successor
---------------------------------------------------------------------------------------------------------
                             Quarter Ended   Quarter Ended    Quarter Ended   Quarter Ended
                             September 30,   December 31,       March 31,       June 30,           Full
     Fiscal 1999                  1998           1998             1999            1999             Year
                                  ----           ----             ----            ----             ----
Net sales ............        $ 24,024        $ 20,437         $ 24,518        $ 16,988         $ 85,967
Gross profit .........           8,603           6,777            9,691           5,697           30,768
Income from operations           4,337           2,331            4,616             378           11,662
Interest expense, net            3,210           3,244            3,298           3,276           13,028
Net income (loss) ....             273            (970)             281          (2,175)          (2,591)