Form 10-Q
period 2000-09-30
AKI HOLDING CORP; AKI INC
filed 2000-11-14
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of November 10, 2000, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  AKI Holding Corp. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -  September 30, 2000 (unaudited)
                      -  June 30, 2000 (unaudited)

                      Consolidated Condensed Statements of Operations

                      -  Three months ended September 30, 2000 (unaudited)
                      -  Three months ended September 30, 1999 (unaudited)

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Three months ended September 30, 2000 (unaudited)

                      Consolidated Condensed Statements of Cash Flows

                      -  Three months ended September 30, 2000 (unaudited)
                      -  Three months ended September 30, 1999 (unaudited)

                      Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -  September 30, 2000 (unaudited)
                      -  June 30, 2000 (unaudited)

                      Consolidated Condensed Statements of Operations

                      -  Three months ended September 30, 2000 (unaudited)
                      -  Three months ended September 30, 1999 (unaudited)

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -  Three months ended September 30, 2000 (unaudited)

                      Consolidated Condensed Statements of Cash Flows

                      -  Three months ended September 30, 2000 (unaudited)
                      -  Three months ended September 30, 1999 (unaudited)

                      Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                SEPTEMBER 30,         JUNE 30,
                                                                                    2000                2000
                                                                                -------------      -------------
                                                                                 (UNAUDITED)         (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents..................................................     $         802      $       1,158
Accounts receivable, net...................................................            28,525             21,522
Inventory..................................................................             9,555              7,757
Prepaid expenses...........................................................               589                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   TOTAL CURRENT ASSETS....................................................            39,867             30,925

Property, plant and equipment, net.........................................            16,792             17,097
Goodwill, net..............................................................           161,270            162,472
Other intangible assets, net...............................................             6,952              7,174
Deferred charges, net......................................................             5,291              5,461
Deferred income taxes......................................................               477                720
Other assets...............................................................                87                 88
                                                                                -------------      -------------

   TOTAL ASSETS............................................................     $     230,736      $     223,937
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations...............................     $         731      $         847
Accounts payable, trade....................................................             5,949              3,565
Accrued income taxes.......................................................             2,415                724
Accrued compensation.......................................................             2,171              3,965
Accrued interest...........................................................             3,015              5,695
Accrued expenses...........................................................             2,841              2,370
                                                                                -------------      -------------

   TOTAL CURRENT LIABILITIES...............................................            17,122             17,166

Long-term portion of capital lease obligations.............................               495                502
Revolving credit line......................................................             9,950              9,000
Senior notes...............................................................           107,510            107,510
Senior discount debentures.................................................            28,803             27,863
Promissory note to stockholder and affiliate...............................             4,745                  -
Deferred income taxes......................................................               234                663
Other non-current liabilities..............................................             2,457              2,399
                                                                                -------------      -------------

   TOTAL LIABILITIES.......................................................           171,316            165,103

STOCKHOLDER'S EQUITY
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            88,935             88,935
Accumulated deficit........................................................           (12,892)           (13,829)
Accumulated other comprehensive loss.......................................              (893)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   TOTAL STOCKHOLDER'S EQUITY..............................................            59,420             58,834
                                                                                -------------      -------------


   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................     $     230,736      $     223,937
                                                                                =============      =============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)





                                                                                 THREE MONTHS ENDED
                                                                                 ------------------
                                                                    SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                                    ------------------         ------------------
                                                                       (UNAUDITED)                 (UNAUDITED)

Net sales.................................................             $    31,630                $    28,379
Cost of goods sold........................................                  18,825                     15,792
                                                                       -----------                -----------

   Gross profit...........................................                  12,805                     12,587

Selling, general and administrative expenses..............                   4,518                      4,158
Amortization of goodwill and other intangibles............                   1,419                      1,164
                                                                       -----------                -----------

   Income from operations.................................                   6,868                      7,265

Other expenses:
   Interest expense to stockholder and affiliate..........                     113                          -
   Interest expense, other................................                   4,291                      4,372
   Management fees and other, net.........................                      62                         63
                                                                       -----------                -----------

Income before income taxes................................                   2,402                      2,830

Income tax expense........................................                   1,465                      1,549
                                                                       -----------                -----------

   Net income ............................................             $       937                $     1,281
                                                                       ===========                ===========

































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                             ACCUMULATED
                                                                     ADDITIONAL                 OTHER      CARRYOVER
                                                   COMMON STOCK       PAID-IN   ACCUMULATED  COMPREHENSIVE   BASIS
                                                 SHARES   DOLLARS     CAPITAL     DEFICIT        LOSS      ADJUSTMENT    TOTAL
                                                 ------   -------     -------     -------        ----      ----------    -----


BALANCES, JUNE 30, 2000 (UNAUDITED) .......      1,000    $   --      $ 88,935   $(13,829)   $   (542)     $(15,730)   $ 58,834

Net income (unaudited) ....................                                           937                                   937

Other comprehensive income, net of tax:

   Foreign currency translation
     adjustment (unaudited) ...............                                                      (351)                     (351)
                                                                                                                       --------
Comprehensive income (unaudited) ..........                                                                                 586
                                              --------    --------    --------   --------    --------      --------    --------

BALANCES, SEPTEMBER 30, 2000 (UNAUDITED) ..      1,000    $   --      $ 88,935   $(12,892)   $   (893)     $(15,730)   $ 59,420
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




                                                                                        THREE MONTHS ENDED
                                                                                        ------------------
                                                                             SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                             ------------------    ------------------
                                                                                 (UNAUDITED)          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .......................................................            $       937         $     1,281
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization of goodwill and other intangibles.                  2,506               2,212
     Amortization of debt discount...................................                    939               1,001
     Amortization of debt issuance costs.............................                    171                 199
     Deferred income taxes...........................................                   (186)              1,925
     Other...........................................................                   (292)                152
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                 (7,003)             (6,654)
       Inventory.....................................................                 (1,798)               (174)
       Prepaid expenses, deferred charges and other assets...........                   (497)                 30
       Accounts payable and accrued expenses.........................                 (1,620)             (3,992)
       Income taxes..................................................                  1,691                (333)
                                                                                 -----------         ------------

         Net cash used in operating activities.......................                 (5,152)             (4,353)
                                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment............................................                   (776)               (609)
   Payments for acquisitions, net of cash acquired...................                      -             (16,163)
                                                                                 -----------         ------------

         Net cash used in investing activities.......................                   (776)            (16,772)
                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments under capital leases for equipment.......................                   (123)               (167)
   Net proceeds on line of credit....................................                    950              14,750
   Net proceeds from promissory note to stockholder and affiliate....                  4,745                   -
                                                                                 -----------         -----------

         Net cash provided by financing activities...................                  5,572              14,583
                                                                                 -----------         -----------

Net (decrease) in cash and cash equivalents..........................                   (356)             (6,542)
Cash and cash equivalents, beginning of period.......................                  1,158               7,015
                                                                                 -----------         -----------

Cash and cash equivalents, end of period.............................            $       802         $       473
                                                                                 ===========         ===========

SUPPLEMENTAL INFORMATION
  Cash paid during the period for:
     Interest, other.................................................            $     5,919         $     6,130
     Income taxes....................................................                     48                  89













                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is principally engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and also distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     INTERIM FINANCIAL STATEMENTS

         The interim consolidated condensed balance sheet at September 30, 2000 and the interim consolidated condensed statements of operations for the three months ended September 30, 2000 and 1999, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

         The following table details the components of inventory:

                                             SEPTEMBER 30, 2000   JUNE 30, 2000
                                             ------------------   -------------
                                                 (unaudited)        (unaudited)
              Raw materials

                  Paper.....................     $     3,589        $    3,944
                  Other raw materials.......           2,659             2,541
                                                 -----------        ----------

              Total raw materials...........           6,248             6,485
              Work in process...............           3,307             1,272
                                                 -----------        ----------

              Net inventory.................     $     9,555        $    7,757
                                                 ===========        ==========


3.   PROMISSORY NOTE TO STOCKHOLDER AND AFFILIATE

         In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At September 30, 2000 $4,745 was outstanding bearing interest at prime and is due December 31, 2002.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

4.   DERIVATIVE INSTRUMENTS

         Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to the Company's financial statements.

         The Company purchases and sells it products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months.

         The Company enters into certain foreign currency derivative instruments which do not meet hedge accounting criteria. These primarily are intended to protect against exposure related to purchases and sales in certain foreign countries. The fair value of these instruments at September 30, 2000 was not material and the net impact of the related gains and losses were not material.

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at September 30, 2000 and June 30, 2000 and condensed statements of operations, changes in stockholder's equity and cash flows for the three months ended September 30, 2000 and 1999 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                  BALANCE SHEET

                                                                    SEPTEMBER 30, 2000       JUNE 30, 2000
                                                                    ------------------       -------------
                                                                        (unaudited)           (unaudited)
     ASSETS
     Investment in subsidiaries...............................         $   101,382           $    99,798
     Deferred charges.........................................               1,145                 1,167
     Deferred income taxes....................................               2,742                 2,427
                                                                       -----------           -----------

         TOTAL ASSETS.........................................         $   105,269           $   103,392
                                                                       ===========           ===========

     LIABILITIES
     Accrued income taxes.....................................         $       423           $       423
     Senior discount debentures...............................              28,803                27,863
                                                                       -----------           -----------

         TOTAL LIABILITIES....................................              29,226                28,286
                                                                       -----------           -----------

     STOCKHOLDER'S EQUITY
     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              88,935                88,935
     Accumulated deficit......................................             (12,892)              (13,829)
                                                                       ------------          -----------

         TOTAL STOCKHOLDER'S EQUITY...........................              76,043                75,106
                                                                       -----------           -----------

         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........         $   105,269           $   103,392
                                                                       ===========           ===========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)


                             STATEMENT OF OPERATIONS

                                                                               THREE MONTHS ENDED
                                                                               ------------------
                                                                    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                    ------------------    ------------------
                                                                        (unaudited)           (unaudited)

     Equity in net income of subsidiaries.....................         $     1,584           $     1,969
     Interest expense.........................................                 962                 1,024
                                                                       -----------           -----------

         Income before income taxes...........................                 622                   945

     Income tax benefit.......................................                (315)                 (336)
                                                                       ------------          -----------

         Net income ..........................................         $       937           $     1,281
                                                                       ===========           ===========


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                ADDITIONAL
                                                           COMMON STOCK           PAID-IN      ACCUMULATED
                                                       SHARES       AMOUNT        CAPITAL        DEFICIT          TOTAL
                                                       ------       ------        -------        -------          -----

     BALANCES, JUNE 30, 2000 (UNAUDITED)...........      1,000    $       -     $   88,935     $   (13,829)   $    75,106

     Net income (unaudited)........................                                                    937            937
                                                     ---------    ---------     ----------     -----------    -----------

     BALANCES, SEPTEMBER 30, 2000 (UNAUDITED)......      1,000    $       -     $   88,935     $   (12,892)   $    76,043
                                                     =========    =========     ==========     ============   ===========



                             STATEMENT OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                        SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                        ------------------    ------------------
                                                                            (unaudited)           (unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES
       Net income.............................................             $       937           $     1,281
         Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:.........
              Net change in investment in subsidiaries........                  (1,584)               (1,969)
              Amortization of debt discount...................                     939                 1,001
              Amortization of debt issuance costs.............                      23                    23
              Deferred income taxes...........................                    (315)                 (336)
                                                                           -----------           -----------

               Net cash provided by (used in) operating
               activities                                                            -                     -
                                                                           -----------           -----------

     Net increase (decrease) in cash and cash equivalents.....                       -                     -
     Cash and cash equivalents, beginning of period...........                       -                     -
                                                                           -----------           -----------

     Cash and cash equivalents, end of period.................             $         -           $         -
                                                                           ===========           ===========

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                SEPTEMBER 30,         JUNE 30,
                                                                                    2000                2000
                                                                                -------------      -------------
                                                                                 (UNAUDITED)         (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents..................................................     $         802      $       1,158
Accounts receivable, net...................................................            28,525             21,522
Inventory..................................................................             9,555              7,757
Prepaid expenses...........................................................               589                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   TOTAL CURRENT ASSETS....................................................            39,867             30,925

Property, plant and equipment, net.........................................            16,792             17,097
Goodwill, net..............................................................           161,270            162,472
Other intangible assets, net...............................................             6,952              7,174
Deferred charges, net  ....................................................             4,146              4,294
Deferred income taxes......................................................               477                720
Other assets...............................................................                87                 88
                                                                                -------------      -------------

   TOTAL ASSETS............................................................     $     229,591      $     222,770
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Current portion of capital lease obligations...............................     $         731      $         847
Accounts payable, trade....................................................             5,949              3,565
Accrued income taxes.......................................................             1,992                301
Accrued compensation.......................................................             2,171              3,965
Accrued interest...........................................................             3,015              5,695
Accrued expenses...........................................................             2,841              2,370
                                                                                -------------      -------------

   TOTAL CURRENT LIABILITIES...............................................            16,699             16,743

Long-term portion of capital lease obligations.............................               495                502
Revolving credit line......................................................             9,950              9,000
Senior notes...............................................................           107,510            107,510
Promissory note to affiliate...............................................             4,745                  -
Deferred income taxes......................................................             2,976              3,090
Other non-current liabilities..............................................             2,457              2,399
                                                                                -------------      -------------

   TOTAL LIABILITIES.......................................................           144,832            139,244

STOCKHOLDER'S EQUITY
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (5,966)            (7,550)
Accumulated other comprehensive loss.......................................              (893)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   TOTAL STOCKHOLDER'S EQUITY..............................................            84,759             83,526
                                                                                -------------      -------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................     $     229,591      $     222,770
                                                                                =============      =============










              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                                THREE MONTHS ENDED
                                                                                ------------------
                                                                    SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                                    ------------------         ------------------
                                                                       (UNAUDITED)                 (UNAUDITED)

Net sales.................................................             $    31,630                $    28,379
Cost of goods sold........................................                  18,825                     15,792
                                                                       -----------                -----------

   Gross profit...........................................                  12,805                     12,587

Selling, general and administrative expenses..............                   4,518                      4,158
Amortization of goodwill and other intangibles............                   1,419                      1,164
                                                                       -----------                -----------

   Income from operations.................................                   6,868                      7,265

Other expenses:
   Interest expense to affiliate..........................                     113                          -
   Interest expense, net..................................                   3,329                      3,348
   Management fees and other, net.........................                      62                         63
                                                                       -----------                -----------

Income before income taxes................................                   3,364                      3,854

Income tax expense........................................                   1,780                      1,885
                                                                       -----------                -----------

   Net income.............................................             $     1,584                $     1,969
                                                                       ===========                ===========



































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                             ACCUMULATED
                                                                     ADDITIONAL                 OTHER      CARRYOVER
                                                   COMMON STOCK       PAID-IN   ACCUMULATED  COMPREHENSIVE   BASIS
                                                 SHARES   DOLLARS     CAPITAL     DEFICIT        LOSS      ADJUSTMENT    TOTAL
                                                 ------   -------     -------     -------        ----      ----------    -----


BALANCES, JUNE 30, 2000 (UNAUDITED) .......      1,000    $   --     $ 107,348   $ (7,550)   $   (542)     $(15,730)   $ 83,526

Net income (unaudited) ....................                                         1,584                                 1,584

Other comprehensive income, net of tax:

   Foreign currency translation
     adjustment (unaudited) ...............                                                      (351)                     (351)
                                                                                                                       --------
Comprehensive income (unaudited) ..........                                                                               1,233
                                              --------    --------   ---------   --------    --------      --------    --------

BALANCES, SEPTEMBER 30, 2000 (UNAUDITED) ..      1,000    $   --     $ 107,348   $ (5,966)   $   (893)     $(15,730)   $ 84,759
                                              ========    ========   =========   ========    ========      ========    ========












































              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                         THREE MONTHS ENDED
                                                                                         ------------------
                                                                             SEPTEMBER 30, 2000      SEPTEMBER 30, 1999
                                                                             ------------------      ------------------
                                                                                 (UNAUDITED)             (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................................         $     1,584            $     1,969
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization of goodwill and other intangibles...               2,506                  2,212
     Amortization of debt issuance cost................................                 148                    176
     Deferred income taxes.............................................                 129                  2,261
     Other.............................................................                (292)                   152
     Changes in operating assets and liabilities:
       Accounts receivable.............................................              (7,003)                (6,654)
       Inventory.......................................................              (1,798)                  (174)
       Prepaid expenses, deferred charges and other assets.............                (497)                    30
       Accounts payable and accrued expenses...........................              (1,620)                (3,992)
       Income taxes....................................................               1,691                   (333)
                                                                                -----------            -----------

         Net cash used in operating activities.........................              (5,152)                (4,353)
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment..............................................                (776)                  (609)
   Payments for acquisitions, net of cash acquired.....................                   -                (16,163)
                                                                                -----------            -----------

         Net cash used in investing activities.........................                (776)               (16,772)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments under capital leases for equipment.........................                (123)                  (167)
   Net proceeds on line of credit......................................                 950                 14,750
   Net proceeds from promissory note to affiliate......................               4,745                      -
                                                                                -----------            -----------

         Net cash provided by financing activities.....................               5,572                 14,583
                                                                                -----------            -----------

Net (decrease) in cash and cash equivalents............................                (356)                (6,542)
Cash and cash equivalents, beginning of period.........................               1,158                  7,015
                                                                                -----------            -----------

Cash and cash equivalents, end of period...............................         $       802            $       473
                                                                                ===========            ===========


SUPPLEMENTAL INFORMATION
  Cash paid during the period for:
     Interest, other...................................................         $     5,919            $     6,130
     Income taxes......................................................                  48                     89













                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

1.   BASIS OF PRESENTATION

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. Arcade is principally engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee facilities, and also distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L. DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor. On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name of AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the acquisition, AHC contributed $1 and all of its ownership interest in AKI to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding.

     INTERIM FINANCIAL STATEMENTS

         The interim consolidated condensed balance sheet at September 30, 2000 and the interim consolidated condensed statements of operations for the three months ended September 30, 2000 and 1999, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated balance sheet was derived from the audited balance sheet of the Company for the year then ended. In the opinion of management, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

         The following table details the components of inventory:

                                             SEPTEMBER 30, 2000   JUNE 30, 2000
                                             ------------------   -------------
                                                 (unaudited)        (unaudited)
              Raw materials

                  Paper.....................     $     3,589        $    3,944
                  Other raw materials.......           2,659             2,541
                                                 -----------        ----------

              Total raw materials...........           6,248             6,485
              Work in process...............           3,307             1,272
                                                 -----------        ----------

              Net inventory.................     $     9,555        $    7,757
                                                 ===========        ==========



3.   PROMISSORY NOTE TO AFFILIATE

         In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At September 30, 2000 $4,745 was outstanding bearing interest at prime and is due December 31, 2002.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

4.   DERIVATIVE INSTRUMENTS

         Effective July 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The cumulative effect of adopting FAS 133 as of July 1, 2000 was not material to the Company's financial statements.

         The Company purchases and sells it products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months.

         The Company enters into certain foreign currency derivative instruments which do not meet hedge accounting criteria. These primarily are intended to protect against exposure related to purchases and sales in certain foreign countries. The fair value of these instruments at September 30, 2000 was not material and the net impact of the related gains and losses were not material.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

     NET SALES. Net sales for the three months ended September 30, 2000, increased $3.2 million, or 11.3%, to $31.6 million, as compared to $28.4 million for the three months ended September 30, 1999. The increase was primarily attributable to increases in volume of domestic and international sales of sampling technologies to existing customers for advertising and marketing of fragrances.

     GROSS PROFIT. Gross profit for the three months ended September 30, 2000, increased $0.2 million, or 1.6%, to $12.8 million, as compared to $12.6 million for three months ended September 30, 1999. Gross profit as a percentage of net sales decreased to 40.5% in the three months ended September 30, 2000, from 44.4% in the three months ended September 30, 1999. The decrease in gross profit as a percentage of net sales is primarily due to competitive pricing pressures, increased raw material costs, additional premium labor costs and increased overhead costs. The increase in raw material costs was primarily due to an increase in paper commodity prices, which management expects will remain at current levels for the remainder of the fiscal year ending June 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000, increased $0.3 million, or 7.1% to $4.5 million, as compared to $4.2 million for the three months ended September 30, 1999. The increase in selling, general and administrative expenses was primarily due to an increase in staffing levels and compensation and additional expenses associated with the operation of RHL. Selling, general and administrative expenses as a percent of net sales decreased to 14.2% in the three months ended September 30, 2000, from 14.8% in the three months ended September 30, 1999.

     INCOME FROM OPERATIONS. Income from operations for the three months ended September 30, 2000 decreased $0.4 million, or 5.5%, to $6.9 million, as compared to $7.3 million for the three months ended September 30, 1999. Income from operations as a percentage of net sales decreased to 21.8% in the three months ended September 30, 2000, from 25.7% in the three months ended September 30, 1999, principally as a result of the factors described above.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 and 1999 was $4.4 million. Interest expense as a percentage of net sales decreased to 13.9% in the three months ended September 30,

2000, from 15.5% in the three months ended September 30, 1999. Increased interest expense due to the use of the credit line and promissory note to stockholder and affiliate for working capital and the RHL acquisition was offset by a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes.

     Interest expense for AKI for the three months ended September 30, 2000 increased $0.1 million, or 3.0% to $3.4 million, as compared to $3.3 million for the three months ended September 30, 1999. Interest expense as a percentage of net sales decreased to 10.8% in the three months ended September 30, 2000, from 11.6% in the three months ended September 30, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line and promissory note to affiliate for working capital and the RHL acquisition offset partially by the decrease in interest expense related to the repurchased and retired Senior Notes.

     INCOME TAX EXPENSE. Income tax expense for the three months ended September 30, 2000 and 1999 was $1.5 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 40.6% in the three months ended September 30, 2000, and 40.7% in the three months ended September 30, 1999.

     Income tax expense for AKI for the three months ended September 30, 2000 decreased $0.1 million to $1.8 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended September 30, 2000 and 1999.

     EBITDA. EBITDA for the three months ended September 30, 2000, decreased $0.1 million, or 1.1%, to $9.4 million, as compared to $9.5 million for the three months ended September 30, 1999. The decrease principally reflects the decrease in income from operations discussed above. EBITDA as a percentage of net sales was 29.8% and 33.5% in the three months ended September 30, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

LIQUIDITY AND CAPITAL RESOURCES

     Our company has substantial indebtedness and significant debt service obligations. As of September 30, 2000, our company had consolidated indebtedness in an aggregate amount of $152.2 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which (1) approximately $28.8 million was a direct obligation of Holding relating to its debentures and (2) approximately $123.4 million was a direct obligation of AKI relating to its notes, revolving credit line, promissory note to affiliate and capital leases. Borrowings at September 30, 2000 included $10.0 million under the revolving credit agreement and $4.7 million on the promissory note to affiliate that were incurred to finance the acquisition of RHL and provide working capital. At September 30, 2000 our company had available $9.4 million under the revolving credit agreement. At September 30, 2000, AKI also had $21.4 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities) and letters of credit outstanding under the credit agreement in the amount of $0.6 million.

     In May 2000, AKI signed a promissory note payable to AHC I Acquisition Corp. ("AHC"), the sole stockholder of Holding, which allows AKI to borrow up to $10 million at such interest rates and due as agreed upon by AKI and AHC. In July 2000, AKI borrowed $4.7 million under the promissory note at prime and is due December 31, 2002. Proceeds from the promissory note were used to fund working capital requirements. AKI does not currently anticipate borrowings under the promissory note will exceed this amount.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities together with borrowings under revolving credit facilities. During the three months ended September 30, 2000, cash totaling $5.2 million was used by operating activities primarily due to the increase in accounts receivable and inventory and a decrease in accrued interest and accrued compensation, offset partially by an increase in accounts payable and accrued expenses. During the three months ended September 30, 1999, cash totaling $4.4 million was used by operating activities primarily due to the increase in accounts receivable and a decrease in accrued interest, offset partially by increases in accounts payable and accrued expenses.

     In the three months ended September 30, 2000 and 1999, our company had capital expenditures of approximately $0.8 million and $0.6 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment, furniture and fixtures and upgrading its computer systems.

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

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. As of October 31, 2000, AHC had purchased $11.8 million of Holding Corp. Senior Discount Debentures and $7.5 million of AKI, Inc., Senior Notes. The debentures and notes were contributed to Holding Corp. and subsequently retired.

     Capital expenditures for the twelve months ending June 30, 2001 are currently estimated to be approximately $3.5 million. Based on borrowings outstanding (other than pursuant to the credit agreement and promissory note to stockholder and affiliate) as of September 30, 2000 and borrowings outstanding under the credit agreement and promissory note to stockholder and affiliate as of October 31, 2000, our company expects total cash payments for debt service for the twelve months ending June 30, 2001 to be approximately $13.2 million, consisting of $11.3 million in interest payments on the notes, $0.9 million in capital lease obligations, $1.0 million in interest and fees under the credit agreement and $0.5 million in interest on the promissory note to stockholder and affiliate. Our company also expects to make royalty payments of approximately $1.1 million during the twelve months ending June 30, 2001.

     At September 30, 2000, Holding's cash and cash equivalents and net working capital were $0.8 million and $22.7 million, respectively, representing a decrease in cash and cash equivalents of $0.4 million and an increase in net working capital of $8.9 million from June 30, 2000. Account receivables, net, at September 30, 2000 increased 32.6% or $7.0 million over the June 30, 2000 amount, primarily due to increased sales. Inventory increased as a result of increased work-in-process related to production activities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001. The Company does not anticipate that the adoption of

SAB 101 will have a material impact on the consolidated financial statements and will continue to analyze the impact of SAB 101.

     In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("Issue 00-10"). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ended June 30, 2001. The Company is currently assessing the effect, if any, on its financial statements of implementing Issue 00-10.

FORWARD-LOOKING STATEMENTS

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: the competitive environment in the sampling industry in general and in our company's specific market areas; changes in prevailing interest rates; inflation; changes in cost of goods and services; economic conditions in general and in our company's specific market areas; changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; liability and other claims asserted against our company; changes in operating strategy or development plans; the ability to attract and retain qualified personnel; the significant indebtedness of our company; labor disturbances; changes in our company's capital expenditure plans; and other factors.

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

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At September 30, 2000, there were no forward exchange contracts outstanding.

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

                                      AKI HOLDING CORP.

Date:  November 14, 2000              By:      /S/ KENNETH A. BUDDE
                                               ---------------------------------
                                               Kenneth A. Budde
                                               Senior Vice President &
                                                 Chief Financial Officer

                                      AKI, INC.

Date:  November 14, 2000              By:      /S/ KENNETH A. BUDDE
                                               ---------------------------------
                                               Kenneth A. Budde
                                               Senior Vice President &
                                                 Chief Financial Officer