Form 10-Q
period 2000-12-31
AKI HOLDING CORP; AKI INC
filed 2001-02-13
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of February 12, 2001, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  AKI Holding Corp. and Subsidiaries

                  Consolidated Condensed Balance Sheet

                  - December 31, 2000 (unaudited)
                  - June 30, 2000 (unaudited)

                  Consolidated Condensed Statements of Operations

                  - Three months ended December 31, 2000 (unaudited)
                  - Three months ended December 31, 1999 (unaudited)
                  - Six months ended December 31, 2000 (unaudited)
                  - Six months ended December 31, 1999 (unaudited)

                  Consolidated Condensed Statement of Changes in
                  Stockholder's Equity

                  - Six months ended December 31, 2000 (unaudited)

                  Consolidated Condensed Statements of Cash Flows

                  - Six months ended December 31, 2000 (unaudited)
                  - Six months ended December 31, 1999 (unaudited)

                  Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                  Consolidated Condensed Balance Sheet

                  - December 31, 2000 (unaudited)
                  - June 30, 2000 (unaudited)

                  Consolidated Condensed Statements of Operations

                  - Three months ended December 31, 2000 (unaudited)
                  - Three months ended December 31, 1999 (unaudited)
                  - Six months ended December 31, 2000 (unaudited)
                  - Six months ended December 31, 1999 (unaudited)

                  Consolidated Condensed Statement of Changes in
                  Stockholder's Equity

                  - Six months ended December 31, 2000 (unaudited)

                  Consolidated Condensed Statements of Cash Flows

                  - Six months ended December 31, 2000 (unaudited)
                  - Six months ended December 31, 1999 (unaudited)

                  Notes to Consolidated Condensed Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                DECEMBER 31,          JUNE 30,
                                                                                    2000                2000
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents..................................................     $         500      $       1,158
Accounts receivable, net...................................................            23,418             21,522
Inventory..................................................................             7,001              7,757
Prepaid expenses...........................................................               469                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   TOTAL CURRENT ASSETS....................................................            31,784             30,925

Property, plant and equipment, net.........................................            17,047             17,097
Goodwill, net..............................................................           160,069            162,472
Other intangible assets, net...............................................             6,702              7,174
Deferred charges, net......................................................             4,891              5,461
Deferred income taxes......................................................               498                720
Other assets...............................................................                89                 88
                                                                                -------------      -------------

   TOTAL ASSETS............................................................     $     221,080      $     223,937
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Current portion of capital lease obligations...............................     $         515      $         847
Accounts payable, trade....................................................             2,546              3,565
Accrued income taxes.......................................................             2,143                724
Accrued compensation.......................................................             3,294              3,965
Accrued interest...........................................................             5,514              5,695
Accrued expenses...........................................................             2,175              2,370
                                                                                -------------      -------------

   TOTAL CURRENT LIABILITIES...............................................            16,187             17,166

Long-term portion of capital lease obligations.............................                 -                502
Revolving credit line......................................................             7,550              9,000
Senior notes...............................................................           103,510            107,510
Senior discount debentures.................................................            27,528             27,863
Promissory note to stockholder.............................................             3,661                  -
Deferred income taxes......................................................               141                663
Other non-current liabilities..............................................             2,509              2,399
                                                                                -------------      -------------

   TOTAL LIABILITIES.......................................................           161,086            165,103

STOCKHOLDER'S EQUITY
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            90,194             88,935
Accumulated deficit........................................................           (13,513)           (13,829)
Accumulated other comprehensive loss.......................................              (957)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   TOTAL STOCKHOLDER'S EQUITY..............................................            59,994             58,834
                                                                                -------------      -------------


   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................     $     221,080      $     223,937
                                                                                =============      =============









        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             ------------------                      ----------------
                                                   DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 2000   DECEMBER 31, 1999
                                                   -----------------   -----------------    -----------------   -----------------
                                                      (unaudited)         (unaudited)          (unaudited)         (unaudited)

Net sales...................................          $  25,459           $  20,508            $  57,089           $  48,887
Cost of goods sold..........................             16,972              13,288               35,797              29,080
                                                      ---------           ---------            ---------           ---------

   Gross profit.............................              8,487               7,220               21,292              19,807

Selling, general and administrative expenses              4,415               4,497                8,933               8,655
Amortization of goodwill and other
  intangibles...............................              1,446               1,391                2,865               2,555
Gain from settlement of litigation, net.....                  -                (870)                   -                (870)
                                                      ---------           ---------            ---------           ---------

   Income from operations...................              2,626               2,202                9,494               9,467

Other expenses:
   Interest expense to stockholder..........                 68                   -                  181                   -
   Interest expense other, net..............              4,176               4,295                8,467               8,667
   Management fees and other, net...........                 63                  62                  125                 125
                                                      ---------           ---------            ---------           ---------

   Income (loss) before income taxes and
     extraordinary gain.....................             (1,681)             (2,155)                 721                 675

Income tax expense (benefit)................               (110)               (645)               1,355                 904
                                                      ---------           ---------            ---------           ---------

   Loss before extraordinary gain...........             (1,571)             (1,510)                (634)               (229)

Extraordinary gain from early retirement of
   debt, net of tax.........................                950                 846                  950                 846
                                                      ---------           ---------            ---------           ---------

   Net income (loss)........................          $    (621)          $    (664)           $     316           $     617
                                                      =========           =========            =========           =========

























        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                             ACCUMULATED
                                                                  ADDITIONAL                    OTHER        CARRYOVER
                                               COMMON STOCK        PAID-IN     ACCUMULATED  COMPREHENSIVE      BASIS
                                             SHARES   DOLLARS      CAPITAL       DEFICIT         LOSS        ADJUSTMENT     TOTAL
                                             ------   -------      -------       -------         ----        ----------     -----

BALANCES, JUNE 30, 2000 (unaudited)          1,000    $  --       $  88,935    $ (13,829)    $   (542)       $ (15,730)   $ 58,834

Equity contribution by AHC I
   Acquisiton Corp. (unaudited)........                               1,259                                                  1,259

Net income (unaudited).................                                              316                                       316

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)............                                                          (415)                        (415)
                                                                                                                          --------

Comprehensive income (unaudited).......                                                                                        (99)
                                            -------   -------     ---------    ---------     --------        ---------    --------

BALANCES, DECEMBER 31, 2000 (unaudited)      1,000    $  --       $  90,194    $ (13,513)    $   (957)       $ (15,730)   $ 59,994
                                            =======   =======     =========    =========     ========        =========    ========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                                     SIX MONTHS ENDED
                                                                                                     ----------------
                                                                                          DECEMBER 31, 2000    DECEMBER 31, 1999
                                                                                          -----------------    -----------------
                                                                                             (unaudited)          (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income...................................................................             $       316         $       617
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization of goodwill and other intangibles............                   5,036               4,734
     Amortization of debt discount..............................................                   1,817               1,876
     Amortization of debt issuance costs........................................                     342                 401
     Deferred income taxes......................................................                    (615)              1,192
     Gain from early retirement of debt.........................................                    (950)               (846)
     Other......................................................................                    (305)                (19)
     Changes in operating assets and liabilities:
       Accounts receivable......................................................                  (1,896)              1,167
       Inventory................................................................                     756                 (90)
       Prepaid expenses, deferred charges and other assets......................                    (377)                213
       Accounts payable and accrued expenses....................................                  (2,065)             (4,150)
       Income taxes.............................................................                   1,128                 (32)
                                                                                             -----------         -----------

         Net cash provided by operating activities..............................                   3,187               5,063
                                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of equipment.......................................................                  (2,112)             (1,125)
   Payments for acquisitions, net of cash acquired..............................                       -             (16,162)
                                                                                             -----------         -----------

         Net cash used in investing activities..................................                  (2,112)            (17,287)
                                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments under capital leases for equipment..................................                    (834)               (336)
   Repurchase of long-term debt.................................................                  (3,110)                  -
   Net proceeds (repayments) on line of credit..................................                  (1,450)              6,100
   Net proceeds from promissory note to stockholder.............................                   3,661                   -
                                                                                             -----------         -----------

         Net cash provided by (used in) financing activities....................                  (1,733)              5,764
                                                                                             -----------         -----------

Net (decrease) in cash and cash equivalents.....................................                    (658)             (6,460)
Cash and cash equivalents, beginning of period..................................                   1,158               7,015
                                                                                             -----------         -----------

Cash and cash equivalents, end of period........................................             $       500         $       555
                                                                                             ===========         ===========

SUPPLEMENTAL INFORMATION
 Cash paid during the period for:
     Interest, other............................................................             $     6,388         $     6,177
     Interest to stockholder....................................................                     174                   -
     Income taxes...............................................................                     866                  47

SIGNIFICANT NON-CASH ACTIVITIES
   Contribution of equity and retirement of senior discount debentures
     and senior notes...........................................................             $     1,259         $     8,071






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

     INTERIM FINANCIAL STATEMENTS

         The interim  consolidated  condensed balance sheet at December 31, 2000 and the interim  consolidated  condensed  statements of operations  for the three and six months ended December 31, 2000 and 1999, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated balance sheet was derived from the Company's audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

         The following table details the components of inventory:

                                            DECEMBER 31, 2000     JUNE 30, 2000
                                            -----------------     -------------
                                               (unaudited)          (unaudited)
              Raw materials
                  Paper...................     $     2,477          $    3,944
                  Other raw materials.....           2,496               2,541
                                               -----------          ----------

              Total raw materials.........           4,973               6,485
              Work in process.............           2,028               1,272
                                               -----------          ----------

              Net inventory...............     $     7,001          $    7,757
                                               ===========          ==========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

3.   RETIREMENT OF DEBT

         In fiscal 2001, AHC purchased $3,070 of Holding Corp. Senior Discount Debentures and AKI purchased $4,000 of AKI, Inc. Senior Notes for $1,259 and $3,110, respectively. The debentures were contributed to Holding Corp. and the debentures and notes were subsequently retired.

          In fiscal 2000, AHC purchased $8,770 of Holding Corp. Senior Discount Debentures and $7,490 of AKI, Inc. Senior Notes for $4,084 and $6,486, respectively. The debentures and notes were contributed to Holding Corp. and subsequently retired.

4.   PROMISSORY NOTE TO STOCKHOLDER

         In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At December 31, 2000, $3,661 was outstanding bearing interest at prime and is due December 31, 2002.

5.   DERIVATIVE INSTRUMENTS

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

         The Company purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. The fair value of these instruments at December 31, 2000 was not material and the net impact of the related gains and losses were not material.

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

         The following condensed balance sheets at December 31, 2000 and June 30, 2000 and condensed statements of operations, changes in stockholder's equity and cash flows for the six months ended December 31, 2000 and 1999 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)


                                  BALANCE SHEET

                                                                     DECEMBER 31, 2000       JUNE 30, 2000
                                                                     -----------------       -------------
                                                                        (unaudited)           (unaudited)

     ASSETS

     Investment in subsidiaries...............................         $   100,873           $    99,798
     Deferred charges.........................................               1,038                 1,167
     Deferred income taxes....................................               2,721                 2,427
                                                                       -----------           -----------

         TOTAL ASSETS.........................................         $   104,632           $   103,392
                                                                       ===========           ===========

     LIABILITIES

     Accrued income taxes.....................................         $       423           $       423
     Senior discount debentures...............................              27,528                27,863
                                                                       -----------           -----------

         TOTAL LIABILITIES....................................              27,951                28,286
                                                                       -----------           -----------

     STOCKHOLDER'S EQUITY

     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              90,194                88,935
     Accumulated deficit......................................             (13,513)              (13,829)
                                                                       -----------           -----------

         TOTAL STOCKHOLDER'S EQUITY...........................              76,681                75,106
                                                                       -----------           -----------

         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........         $   104,632           $   103,392
                                                                       ===========           ===========




                             STATEMENT OF OPERATIONS

                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                     DECEMBER 31, 2000     DECEMBER 31, 1999
                                                                     -----------------     -----------------
                                                                        (unaudited)           (unaudited)

     Equity in net income of subsidiaries.....................         $     1,075           $     1,256
     Interest expense.........................................               1,862                 1,926
                                                                       -----------           -----------

         Loss before income taxes and extraordinary gain......                (787)                 (670)

     Income tax benefit.......................................                (609)                 (628)
                                                                       -----------           -----------

         Loss before extraordinary gain.......................                (178)                  (42)

     Extraordinary gain from early retirement of debt.........                 494                   659
                                                                       -----------           -----------

         Net income ..........................................         $       316           $       617
                                                                       ===========           ===========

                       AKI HOLDING CORP. AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF AHC I ACQUISITION CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)

6.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                                ADDITIONAL
                                                          COMMON STOCK           PAID-IN       ACCUMULATED
                                                       SHARES       AMOUNT       CAPITAL         DEFICIT          TOTAL
                                                       ------       ------       -------         -------          -----
     BALANCES, JUNE 30, 2000 (unaudited)...........      1,000    $       -     $   88,935     $   (13,829)   $    75,106

     Equity contribution by AHC I Acquisition Corp.
       (unaudited).................................                                  1,259                          1,259

     Net income (unaudited)........................                                                    316            316
                                                     ---------    ---------     ----------     -----------    -----------

     BALANCES, DECEMBER 31, 2000 (unaudited).......      1,000    $       -     $   90,194     $   (13,513)   $    76,681
                                                     =========    =========     ==========     ===========    ===========




                             STATEMENT OF CASH FLOWS

                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                     DECEMBER 31, 2000     DECEMBER 31, 1999
                                                                     -----------------     -----------------
                                                                        (unaudited)           (unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES

       Net income.............................................         $       316           $       617
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:........
              Net change in investment in subsidiaries........              (1,075)               (1,256)
              Amortization of debt discount...................               1,817                 1,876
              Amortization of debt issuance costs.............                  45                    50
              Deferred income taxes...........................                (609)                 (628)
              Gain from early retirement of debt..............                (494)                 (659)
                                                                       -----------           -----------

               Net cash provided by (used in) operating
                 activities...................................                   -                     -
                                                                       -----------           -----------

     Net increase (decrease) in cash and cash equivalents.....                   -                     -
     Cash and cash equivalents, beginning of period...........                   -                     -
                                                                       -----------           -----------

     Cash and cash equivalents, end of period.................         $         -           $         -
                                                                       ===========           ===========

     SIGNIFICANT NON-CASH ACTIVITIES
       Contribution of equity and retirement of senior
         discount debentures and senior notes.................         $     1,259           $     8,071
       Investment in subsidiaries.............................                   -                (3,996)


                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                (dollars in thousands, except share information)

                                                                                DECEMBER 31,          JUNE 30,
                                                                                    2000                2000
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents..................................................     $         500      $       1,158
Accounts receivable, net...................................................            23,418             21,522
Inventory..................................................................             7,001              7,757
Prepaid expenses...........................................................               469                 92
Deferred income taxes......................................................               396                396
                                                                                -------------      -------------

   TOTAL CURRENT ASSETS....................................................            31,784             30,925

Property, plant and equipment, net.........................................            17,047             17,097
Goodwill, net..............................................................           160,069            162,472
Other intangible assets, net...............................................             6,702              7,174
Deferred charges, net  ....................................................             3,853              4,294
Deferred income taxes......................................................               498                720
Other assets...............................................................                89                 88
                                                                                -------------     --------------

   TOTAL ASSETS............................................................     $     220,042     $      222,770
                                                                                =============     ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Current portion of capital lease obligations...............................     $         515     $          847
Accounts payable, trade....................................................             2,546              3,565
Accrued income taxes.......................................................             1,720                301
Accrued compensation.......................................................             3,294              3,965
Accrued interest...........................................................             5,514              5,695
Accrued expenses...........................................................             2,175              2,370
                                                                                -------------     --------------

   TOTAL CURRENT LIABILITIES...............................................            15,764             16,743

Long-term portion of capital lease obligations.............................                 -                502
Revolving credit line......................................................             7,550              9,000
Senior notes...............................................................           103,510            107,510
Promissory note to affiliate...............................................             3,661                  -
Deferred income taxes......................................................             2,862              3,090
Other non-current liabilities..............................................             2,509              2,399
                                                                                -------------     --------------

   TOTAL LIABILITIES.......................................................           135,856            139,244

STOCKHOLDER'S EQUITY
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................           107,348            107,348
Accumulated deficit........................................................            (6,475)            (7,550)
Accumulated other comprehensive loss.......................................              (957)              (542)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------     --------------

   TOTAL STOCKHOLDER'S EQUITY..............................................            84,186             83,526
                                                                                -------------     --------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..............................     $     220,042     $      222,770
                                                                                =============     ==============








        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                             THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             ------------------                      ----------------
                                                   DECEMBER 31, 2000   DECEMBER 31, 1999    DECEMBER 31, 2000   DECEMBER 31, 1999
                                                   -----------------   -----------------    -----------------   -----------------
                                                      (unaudited)         (unaudited)          (unaudited)         (unaudited)

Net sales...................................          $  25,459           $  20,508            $  57,089           $  48,887
Cost of goods sold..........................             16,972              13,288               35,797              29,080
                                                      ---------           ---------            ---------           ---------

   Gross profit.............................              8,487               7,220               21,292              19,807

Selling, general and administrative expenses              4,415               4,497                8,933               8,655
Amortization of goodwill and other
  intangibles...............................              1,446               1,391                2,865               2,555
Gain from settlement of litigation, net.....                  -                (870)                   -                (870)
                                                      ---------           ---------            ---------           ---------

   Income from operations...................              2,626               2,202                9,494               9,467

Other expenses:
   Interest expense to affiliate............                 68                   -                  181                   -
   Interest expense other, net..............              3,276               3,393                6,605               6,741
   Management fees and other, net...........                 63                  62                  125                 125
                                                      ---------           ---------            ---------           ---------

   Income (loss) before income taxes and
     extraordinary gain.....................               (781)             (1,253)               2,583               2,601

Income tax expense (benefit)................                184                (353)               1,964               1,532
                                                      ---------           ---------            ---------           ---------

   Income (loss) before extraordinary gain..               (965)               (900)                 619               1,069

Extraordinary gain from early retirement of
   debt, net of tax.........................                456                 187                  456                 187
                                                      ---------           ---------            ---------           ---------

   Net income (loss)........................          $    (509)          $    (713)           $   1,075           $   1,256
                                                      =========           =========            =========           =========

























        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)


                                                                                           ACCUMULATED
                                                                ADDITIONAL                    OTHER        CARRYOVER
                                             COMMON STOCK        PAID-IN     ACCUMULATED  COMPREHENSIVE      BASIS
                                           SHARES   DOLLARS      CAPITAL       DEFICIT         LOSS        ADJUSTMENT     TOTAL
                                           ------   -------      -------       -------         ----        ----------     -----

BALANCES, JUNE 30, 2000 (unaudited)        1,000    $  --       $ 107,348    $  (7,550)    $   (542)       $ (15,730)   $ 83,526

Net income (unaudited).................                                          1,075                                     1,075

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)............                                                        (415)                        (415)
                                                                                                                        --------

Comprehensive income (unaudited).......                                                                                      660
                                          --------  -------     ---------    ---------     --------        ---------    --------

BALANCES, DECEMBER 31, 2000 (unaudited)    1,000    $  --       $ 107,348    $  (6,475)    $   (957)       $ (15,730)   $ 84,186
                                          ========  =======     =========    =========     ========        =========    ========


        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                           SIX MONTHS ENDED
                                                                                           ----------------
                                                                              DECEMBER 31, 2000       DECEMBER 31, 1999
                                                                              -----------------       -----------------
                                                                                 (unaudited)             (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income .........................................................         $     1,075            $     1,256
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles...               5,036                  4,734
     Amortization of debt issuance cost................................                 297                    351
     Deferred income taxes.............................................                  (6)                 1,820
     Gain from early retirement of debt................................                (456)                  (187)
     Other.............................................................                (305)                   (19)
     Changes in operating assets and liabilities:
       Accounts receivable.............................................              (1,896)                 1,167
       Inventory.......................................................                 756                    (90)
       Prepaid expenses, deferred charges and other assets.............                (377)                   213
       Accounts payable and accrued expenses...........................              (2,065)                (4,150)
       Income taxes....................................................               1,128                    (32)
                                                                                -----------            -----------

         Net cash provided by operating activities.....................               3,187                  5,063
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchases of equipment..............................................              (2,112)                (1,125)
   Payments for acquisitions, net of cash acquired.....................                   -                (16,162)
                                                                                -----------            -----------

         Net cash used in investing activities.........................              (2,112)               (17,287)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payments under capital leases for equipment.........................                (834)                  (336)
   Repurchase of long-term debt........................................              (3,110)                     -
   Net proceeds (repayments) on line of credit.........................              (1,450)                 6,100
   Net proceeds from promissory note to affiliate......................               3,661                      -
                                                                                -----------            -----------

         Net cash provided by (used in) financing activities...........              (1,733)                 5,764
                                                                                -----------            -----------

Net (decrease) in cash and cash equivalents............................                (658)                (6,460)
Cash and cash equivalents, beginning of period.........................               1,158                  7,015
                                                                                -----------            -----------

Cash and cash equivalents, end of period...............................         $       500            $       555
                                                                                ===========            ===========


SUPPLEMENTAL INFORMATION
 Cash paid during the period for:
     Interest, other...................................................         $     6,388            $     6,177
     Interest to affiliate.............................................                 174                      -
     Income taxes......................................................                 866                     47

SIGNIFICANT NON-CASH ACTIVITIES
   Contribution of equity and retirement of senior notes...............         $         -            $     3,996







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

     INTERIM FINANCIAL STATEMENTS

         The interim  consolidated  condensed balance sheet at December 31, 2000 and the interim  consolidated  condensed  statements of operations  for the three and six months ended December 31, 2000 and 1999, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2000 and 1999 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2000 are unaudited, and certain information and footnote disclosure related thereto, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2000 consolidated balance sheet was derived from the Company's audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   INVENTORY

         The following table details the components of inventory:

                                            DECEMBER 31, 2000     JUNE 30, 2000
                                            -----------------     -------------
                                               (unaudited)          (unaudited)
              Raw materials
                  Paper...................     $     2,477          $    3,944
                  Other raw materials.....           2,496               2,541
                                               -----------          ----------

              Total raw materials.........           4,973               6,485
              Work in process.............           2,028               1,272
                                               -----------          ----------

              Net inventory...............     $     7,001          $    7,757
                                               ===========          ==========

                           AKI, INC., AND SUBSIDIARIES
                (A WHOLLY-OWNED SUBSIDIARY OF AKI HOLDING CORP.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                (dollars in thousands, except share information)


3.   RETIREMENT OF DEBT

          In fiscal 2001, AKI purchased $4,000 of AKI, Inc. Senior Notes for $3,110. The notes were subsequently retired.

          In fiscal 2000, AHC purchased $7,490 of AKI, Inc. Senior Notes for $6,486. The notes were contributed to Holding Corp. and Holding Corp. contributed the notes to AKI, Inc. The notes were subsequently retired.

4.   PROMISSORY NOTE TO AFFILIATE

         In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10 million at such interest rates and due as agreed upon by the Company and AHC. At December 31, 2000, $3,661 was outstanding bearing interest at prime and is due December 31, 2002.

5.   DERIVATIVE INSTRUMENTS

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

         The Company purchases and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in certain foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the short-term volatility associated with foreign currency purchases and sales in the normal course of business. The Company primarily utilizes foreign currency forward exchange contracts with maturities of less than six months, which do not meet hedge accounting criteria. The fair value of these instruments at December 31, 2000 was not material and the net impact of the related gains and losses were not material.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2, the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI"), the term "Holding" refers to AKI Holding Corp. and the term "RHL" refers to Retcom Holdings Ltd. and subsidiaries.

GENERAL

         The sales of our company are derived through its multi-sensory marketing activities primarily from the sale of advertising materials with sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our company's sales are made directly to its customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, our company has had long-standing relationships with the majority of its customer base.

RETCOM HOLDINGS LTD. ACQUISITION

         On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RHL at a purchase price of approximately $12 million and refinanced RHL's working capital indebtedness of approximately $5 million. The purchase price and refinancing of indebtedness were financed by borrowings under the revolving credit agreement.

 RESULTS OF OPERATIONS

      THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED
                                DECEMBER 31, 1999

         NET SALES. Net sales for the three months ended December 31, 2000 increased $5.0 million, or 24.4%, to $25.5 million, as compared to $20.5 million for the three months ended December 31, 1999. The increase was primarily attributable to increases in volume of domestic and international sales of sampling technologies to existing customers for advertising and marketing of fragrances, partially offset by decreases in volume of domestic sales of sampling technologies for advertising and marketing of cosmetics and consumer products and foreign exchange rates.

         GROSS PROFIT. Gross profit for the three months ended December 31, 2000 increased $1.3 million, or 18.1%, to $8.5 million, as compared to $7.2 million for three months ended December 31, 1999. Gross profit as a percentage of net sales decreased to 33.3% in the three months ended December 31, 2000, from 35.1% in the three months ended December 31, 1999. The decrease in gross profit as a percentage of net sales is primarily due to increased raw material costs, additional premium labor costs, product mix, increased overhead costs and foreign exchange rates. The increase in raw material costs was primarily due to an increase in paper commodity prices, which management expects will remain at current levels for the remainder of the fiscal year ending June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended December 31, 2000 decreased $0.1 million, or 2.2%, to $4.4 million, as compared to $4.5 million for the three months ended December 31, 1999. Selling, general and administrative expenses as a percent of net sales decreased to 17.3% in the three months ended December 31, 2000, from 22.0% in the three months ended December 31, 1999, primarily due to the increase in net sales.

         INCOME FROM OPERATIONS. Income from operations for the three months ended December 31, 2000 increased $0.4 million, or 18.2%, to $2.6 million, as compared to $2.2 million for the three months ended December 31, 1999. Income from operations as a percentage of net sales decreased to 10.2% in the three months ended December 31, 2000, from 10.7% in the three months ended December 31, 1999, principally as a result of the factors described above.

         INTEREST EXPENSE. Interest expense for the three months ended December 31, 2000 decreased $0.1 million, or 2.3%, to $4.2 million, as compared to $4.3 million for the three months ended December 31, 1999. Interest expense as a percentage of net sales decreased to 16.5% in the three months ended December 31, 2000, from 21.0% in the three months ended December 31, 1999. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to the repurchased and retired Senior Discount Debentures and Senior Notes.

         Interest expense for AKI for the three months ended December 31, 2000 decreased $0.1 million, or 2.9%, to $3.3 million, as compared to $3.4 million for the three months ended December 31, 1999. Interest expense as a percentage of net sales decreased to 12.9% in the three months ended December 31, 2000, from 16.6% in the three months ended December 31, 1999. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to the repurchased and retired Senior Notes.

         INCOME TAX BENEFIT AND EXPENSE. Income tax benefit for the three months ended December 31, 2000 decreased $0.5 million to $0.1 million, as compared to a benefit of $0.6 million for the three months ended December 31, 1999. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 23.0% in the three months ended December 31, 2000, and 35.6% in the three months ended December 31, 1999.

         Income tax expense for AKI for the three months ended December 31, 2000 increased $0.6 million to $0.2 million, as compared to a benefit of $0.4 million for the three months ended December 31, 1999. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended December 31, 2000 and 1999.

         EXTRAORDINARY GAIN FROM EARLY RETIREMENT OF DEBT. Extraordinary gain from early retirement of debt of $1.0 million for the three months ended December 31, 2000 and $0.8 million for the three months ended December 31, 1999 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

         Extraordinary gain from early retirement of debt for AKI of $0.5 million for the three months ended December 31, 2000 and $0.2 million for the three months ended December 31, 1999 resulted from the purchase in 2000 of Senior Notes by AKI and in 1999 the purchase of Senior Notes by AHC I Acquisition Corp. and subsequent contribution by AKI Holding Corp. The purchased and contributed securities were subsequently retired.

         EBITDA. EBITDA for the three months ended December 31, 2000 increased $1.4 million, or 36.8%, to $5.2 million, as compared to $3.8 million for the three months ended December 31, 1999. The increase principally reflects the increase in gross profit discussed above. EBITDA as a percentage of net sales was 20.4% and 18.5% in the three months ended December 31, 2000 and 1999, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

         SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED
                                DECEMBER 31, 1999

         NET SALES. Net sales for the six months ended December 31, 2000 increased $8.2 million, or 16.8%, to $57.1 million as compared to $48.9 million for the six months ended December 31, 1999. The increase was primarily attributable to increases in domestic and international sales of sampling technologies for advertising and marketing of fragrance products, partially offset by decreases in domestic sales of sampling technologies for advertising and marketing of cosmetics.

         GROSS PROFIT. Gross profit for the six months ended December 31, 2000 increased $1.5 million, or 7.6%, to $21.3 million as compared to $19.8 million for six months ended December 31, 1999. Gross profit as a percentage of net sales decreased to 37.3% in the six months ended December 31, 2000, from 40.5% in the six months ended December 31, 1999. The decrease in gross profit as a percentage of net sales is primarily attributable to increased raw material costs, additional premium labor costs, product mix, increased overhead costs and foreign exchange rates.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended December 31, 2000 increased $0.2 million, or 2.3%, to $8.9 million as compared to $8.7 million for the six months ended December 31, 1999. The increase in selling, general and administrative expenses was primarily due to increased staffing levels and compensation. Selling, general and administrative expenses as a percent of net sales decreased to 15.6% in the six months ended December 31, 2000 from 17.8% in the six months ended December 31, 1999, primarily due to the increase in net sales.

         INCOME FROM OPERATIONS. Income from operations for the six months ended December 31, 2000 and 1999 was $9.5 million. Income from operations for 1999 included a net gain of $0.9 million resulting from a favorable litigation settlement with the sellers of Arcade Holding Corp. Income from operations as a percentage of net sales decreased to 16.6% in the six months ended December 31, 2000, from 19.4% in six months ended December 31, 1999, principally as a result of the factors described above.

         INTEREST EXPENSE. Interest expense for the six months ended December 31, 2000 decreased $0.1 million, or 1.1%, to $8.6 million, as compared to $8.7 million for the six months ended December 31, 1999. Interest expense as a percentage of net sales decreased to 15.1% in the six months ended December 31, 2000 from 17.8% in the six months ended December 31, 1999. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes, partially offset by an increase in interest expense related to use of the credit line and the promissory note to AHC I Acquisition Corp. for working capital and the RHL acquisition.

         Interest expense for AKI for the six months ended December 31, 2000 increased $0.1 million, or 1.5%, to $6.8 million, as compared to $6.7 million for the six months ended December 31, 1999. Interest expense as a percentage of net sales decreased to 11.9% in the six months ended December 31, 2000, from 13.7% in the six months ended December 31, 1999. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to use of the credit line and the promissory note to AHC I Acquisition Corp. for working capital and the RHL acquisition, partially offset by a decrease in interest expense related to the repurchased and retired Senior Notes.

         INCOME TAX EXPENSE. Income tax expense for the six months ended December 31, 2000 increased $0.5 million to $1.4 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. The Company's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 43.4% in the six months ended December 31, 2000 and 45.3% in the six months ended December 31, 1999.

         Income tax expense for AKI for the six months ended December 31, 2000 increased $0.5 million to $2.0 million. The increase is due to the increase in income before income taxes and extraordinary gain as a result of the factors described above. AKI's effective tax rate, after consideration of non-deductible goodwill amortization and non-taxable gain from settlement of litigation, was 39.0% in the six months ended December 31, 2000 and 1999.

         EXTRAORDINARY GAIN FROM EARLY RETIREMENT OF DEBT. Extraordinary gain from early retirement of debt of $1.0 million for the six months ended December 31, 2000 and $0.8 million for the six months ended December 31, 1999 resulted from the purchase and subsequent contribution of Senior Notes and Senior Discount Debentures by AHC I Acquisition Corp. The contributed securities were subsequently retired.

         Extraordinary gain from early retirement of debt for AKI of $0.5 million for the six months ended December 31, 2000 and $0.2 million for the six months ended December 31, 1999 resulted from the purchase in 2000 of Senior Notes by AKI and in 1999 the purchase of Senior Notes by AHC I Acquisition Corp. and the subsequent contribution by AKI Holding Corp. The purchased and contributed securities were subsequently retired.

         EBITDA. EBITDA for the six months ended December 31, 2000 increased $1.2 million, or 9.0%, to $14.5 million as compared to $13.3 million for the six months ended December 31, 1999. The increase principally reflects the increase in gross profit discussed above. EBITDA as a percentage of net sales was 25.4% and 27.2% in the six months ended December 31, 2000 and 1999 respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles less net gain from settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCES

     Our company has substantial indebtedness and significant debt service obligations. As of December 31, 2000, our company had consolidated indebtedness in an aggregate amount of $142.8 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which (1) approximately $27.5 million was a direct obligation of Holding relating to its debentures and (2) approximately $115.3 million was a direct obligation of AKI relating to its notes, revolving credit line, promissory note to affiliate and capital leases. Borrowings at December 31, 2000 included $7.6 million under the revolving credit agreement that was incurred to finance the acquisition of RHL and provide working capital and $3.7 million on the promissory note to affiliate that was used to reduce other existing debt. At December 31, 2000 our company had available $12.4 million under the revolving credit agreement. At December 31, 2000, AKI also had $20.6 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     In May 2000, AKI signed a promissory note payable to AHC I Acquisition Corp. ("AHC"), the sole stockholder of Holding, which allows AKI to borrow up to $10 million at such interest rates and due as agreed upon by AKI and AHC. At December 31, 2000, $3.7 million was outstanding under the promissory note at prime and is due December 31, 2002. Proceeds from the promissory note were used to reduce other existing debt. AKI does not currently anticipate borrowings under the promissory note will exceed this amount.

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes and the credit agreement. Historically, our company has funded its capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under revolving credit facilities. During the six months ended December 31, 2000, cash totaling $3.2 million was provided by operating activities resulting from net income before depreciation and amortization, a decrease in inventory and an increase in accrued income tax, partially offset by an increase in accounts receivable and decreases in accounts payable and accrued expenses. During the six months ended December 31, 1999, cash totaling $5.1 million was provided by operating activities resulting from net income before depreciation and amortization and decreases in accounts receivable and inventory offset partially by decreases in accounts payable and accrued expenses.

     In the six months ended December 31, 2000 and 1999, our company had capital expenditures of approximately $2.1 million and $1.1 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment, furniture and fixtures and upgrading our computer systems.

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

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. As of December 31, 2000, AHC had purchased $11.8 million of Holding Corp. Senior Discount Debentures and $7.5 million of AKI, Inc. Senior Notes. The debentures and notes were contributed to Holding Corp. and subsequently retired.

     As of December 31, 2000, AKI purchased and retired $4.0 million of AKI, Inc. Senior Notes.

     Capital expenditures for the six months ending June 30, 2001 are currently estimated to be approximately $1.5 million. Based on borrowings outstanding as of December 31, 2000, our company expects total cash payments for debt service for the six months ending June 30, 2001 to be approximately $6.2 million, consisting of $5.4 million in interest payments on the notes, $0.1 million in capital lease obligations, $0.6 million in interest and fees under the credit agreement and $0.1 million in interest on the promissory note to stockholder and affiliate. Our company also expects to make royalty payments of approximately $0.3 million during the six months ending June 30, 2001.

     At December 31, 2000, Holding's cash and cash equivalents and net working capital were $0.5 million and $15.6 million, respectively, representing a decrease in cash and cash equivalents of $0.7 million and an increase in net working capital of $1.8 million from June 30, 2000. Account receivables, net, at December 31, 2000 increased 8.8% or $1.9 million over the June 30, 2000 amount, primarily due to increased sales.

SEASONALITY

     Our company's sales and operating results have historically reflected seasonal variations. Such seasonal variations are based on the timing of our company's customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are reflected in our company's first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized, while our company's fourth fiscal quarter ended June 30 typically reflects the lowest sales level of the fiscal year. These seasonal fluctuations require our company to accurately allocate its resources to manage our company's manufacturing capacity, which often operates at full capacity during peak seasonal demand periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which provides the Staff's views on applying generally accepted accounting principles to revenue recognition issues. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provide guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending June 30, 2001. The Company does not anticipate that the adoption of SAB 101 will have a material impact on the Company's consolidated financial statements and will continue to analyze the impact of SAB 101.

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

     Our company periodically enters into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At December 31, 2000, there were no forward exchange contracts outstanding.

                            PART II OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        10.1     Fifth Amendment to Credit Agreement
        10.2     Sixth Amendment to Credit Agreement

(b)  Reports on Form 8-K

         None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AKI HOLDING CORP.

Date:  February 13, 2001                   By:      /S/ KENNETH A. BUDDE
                                           -----------------------------------
                                                    Kenneth A. Budde
                                                    Senior Vice President &
                                                    Chief Financial Officer

                                           AKI, INC.

Date:  February 13, 2001                   By:      /S/ KENNETH A. BUDDE
                                           -----------------------------------
                                                    Kenneth A. Budde
                                                    Senior Vice President &
                                                    Chief Financial Officer