Form 10-Q
period 2002-12-31
AKI HOLDING CORP; AKI INC
filed 2003-02-12
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

As of January 31, 2003, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI Holding Corp. and Subsidiaries

                       Consolidated Condensed Balance Sheet

                       -  December 31, 2002
                       -  June 30, 2002

                       Consolidated Condensed Statements of Operations

                       -  Three months ended December 31, 2002
                       -  Three months ended December 31, 2001
                       -  Six months ended December 31, 2002
                       -  Six months ended December 31, 2001

                       Consolidated Condensed Statement of Changes in Stockholder's Equity

                       -  Six months ended December 31, 2002

                       Consolidated Condensed Statements of Cash Flows

                       -  Six months ended December 31, 2002
                       -  Six months ended December 31, 2001

                       Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                       Consolidated Condensed Balance Sheet

                       -  December 31, 2002
                       -  June 30, 2002

                       Consolidated Condensed Statements of Operations

                       -  Three months ended December 31, 2002
                       -  Three months ended December 31, 2001
                       -  Six months ended December 31, 2002
                       -  Six months ended December 31, 2001

                       Consolidated Condensed Statement of Changes in Stockholder's Equity

                       -  Six months ended December 31, 2002

                       Consolidated Condensed Statements of Cash Flows

                       -  Six months ended December 31, 2002
                       -  Six months ended December 31, 2001

                       Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Discussions About Market Risk

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holder's

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)



                                                                                December 31,          June 30,
                                                                                    2002                2002
                                                                                -------------      -------------
                                                                                 (unaudited)        (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,771      $       1,875
Accounts receivable, net...................................................            19,336             23,796
Inventory..................................................................             7,479              8,014
Prepaid expenses...........................................................             1,204                667
Income tax receivable......................................................             1,720                  -
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            32,487             35,329

Property, plant and equipment, net.........................................            18,165             19,616
Goodwill, net..............................................................           153,277            153,277
Other intangible assets, net...............................................            12,237             13,142
Deferred charges, net......................................................             3,668              4,059
Deferred income taxes......................................................               882                692
Other assets...............................................................               174                164
                                                                                -------------      -------------

   Total assets............................................................     $     220,890      $     226,279
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,750      $       1,375
Accounts payable, trade....................................................             3,976              5,826
Accrued income taxes.......................................................                 -              2,007
Accrued compensation.......................................................             3,394              5,338
Accrued interest...........................................................             5,573              5,570
Accrued expenses...........................................................             3,824              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            18,517             23,758

Revolving credit line......................................................             2,500              2,750
Term loan..................................................................             7,250              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Senior discount debentures.................................................            13,461             15,901
Other non-current liabilities..............................................             1,656              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           147,249            156,382

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Accumulated deficit........................................................            (4,205)            (7,583)
Accumulated other comprehensive loss.......................................               (80)              (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            73,641             69,897
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     220,890      $     226,279
                                                                                =============      =============




        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                           Three months ended                          Six months ended
                                                  --------------------------------------     --------------------------------------
                                                  December 31, 2002    December 31, 2001     December 31, 2002    December 31, 2001
                                                  -----------------    -----------------     -----------------    -----------------
                                                     (unaudited)          (unaudited)           (unaudited)          (unaudited)

Net sales......................................       $  31,644            $  22,329             $  62,044            $  49,710
Cost of goods sold.............................          20,704               15,929                39,219               32,643
                                                      ---------            ---------             ---------            ---------

   Gross profit................................          10,940                6,400                22,825               17,067

Selling, general and administrative expenses...           4,740                4,569                 9,404                8,764
Amortization of goodwill.......................               -                1,202                     -                2,403
Amortization of other intangibles..............             286                  268                   572                  513
                                                      ---------            ---------             ---------            ---------

   Income from operations......................           5,914                  361                12,849                5,387

Other (income) expenses:
   Interest expense............................           3,675                3,865                 7,413                7,736
   Management fees and other, net..............              62                   62                   125                  125
   Gain from early retirement of debt..........            (144)                   -                  (144)                   -
                                                      ---------            ---------             ---------            ---------

   Income (loss) before income taxes...........           2,321               (3,566)                5,455               (2,474)

Income tax expense (benefit)...................             830                 (869)                2,077                   77
                                                      ---------            ---------             ---------            ---------

   Net income (loss)...........................       $   1,491            $  (2,697)            $   3,378            $  (2,551)
                                                      =========            =========             =========            =========




        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                              Accumulated
                                                                   Additional                    Other        Carryover
                                               Common Stock         Paid-in     Accumulated  Comprehensive      Basis
                                             Shares   Dollars       Capital       Deficit         Loss        Adjustment     Total
                                             ------   -------       -------       -------         ----        ----------     -----

Balances, June 30, 2002 (unaudited).......   1,000    $     -      $  93,656    $  (7,583)     $   (446)     $ (15,730)   $  69,897

Net income (unaudited)....................                                          3,378                                     3,378

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                          366                         366
                                                                                                                          ---------

Comprehensive income (unaudited)..........                                                                                    3,744
                                             -----    -------      ---------    ---------      --------      ---------    ---------

Balances, December 31, 2002 (unaudited)...   1,000    $     -      $  93,656    $  (4,205)     $    (80)     $ (15,730)   $  73,641
                                             =====    =======      =========    =========      ========      =========    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                            Six months ended
                                                                                 ---------------------------------------
                                                                                 December 31, 2002     December 31, 2001
                                                                                 -----------------     -----------------
                                                                                    (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss)....................................................            $    3,378            $   (2,551)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....                 3,724                 5,258
     Amortization of debt discount......................................                   981                 1,614
     Amortization of debt issuance costs................................                   306                   335
     Deferred income taxes..............................................                  (190)                 (756)
     Gain from early retirement of debt.................................                  (144)                    -
     Other..............................................................                  (326)                  403
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                 4,460                 1,325
       Inventory........................................................                   535                   320
       Prepaid expenses, deferred charges and other assets..............                  (537)                   43
       Accounts payable and accrued expenses............................                (3,609)               (2,885)
       Income taxes.....................................................                (3,727)               (2,889)
                                                                                    ----------            ----------

         Net cash provided by operating activities......................                 4,851                   217
                                                                                    ----------            ----------

Cash flows from  investing activities
   Purchases of equipment...............................................                (1,297)                 (470)
   Patents..............................................................                   (71)                  (46)
   Payments for acquisition, net of cash acquired.......................                     -               (19,053)
                                                                                    ----------            ----------

         Net cash used in investing activities..........................                (1,368)              (19,569)
                                                                                    ----------            ----------

Cash flows from financing activities
   Payments under capital leases .......................................                     -                  (503)
   Repayment of long-term debt..........................................                (3,192)                    -
   Net proceeds (repayments) on revolving loan..........................                  (250)                7,700
   Net proceeds (repayments) on term loan...............................                  (500)               10,000
   Payments of loan closing costs.......................................                     -                  (605)
   Net proceeds from promissory note to stockholder.....................                   355                     -
                                                                                    ----------            ----------

         Net cash provided by (used in) financing activities............                (3,587)               16,592
                                                                                    ----------            ----------

Net decrease in cash and cash equivalents...............................                  (104)               (2,760)
Cash and cash equivalents, beginning of period..........................                 1,875                 4,654
                                                                                    ----------            ----------

Cash and cash equivalents, end of period................................            $    1,771            $    1,894
                                                                                    ==========            ==========

Supplemental information
  Cash paid during the period for:
     Interest...........................................................            $    5,980            $    5,617
     Income taxes.......................................................                 6,092                 3,763




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring an initial test and subsequent annual tests for impairment of goodwill. The Company completed its initial test of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require gains or losses resulting from future early retirements of debt to be included in other income and expenses which could materially affect income before income taxes. In the period ended December 31, 2002 the Company reported an approximate $144 gain from early retirement of debt. In the fiscal year ended June 30, 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.

          FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for
     Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

     Acquisition of Color Prelude business

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price.


             Cash.......................................  $       1
             Other current assets.......................      5,680
             Property, plant and equipment..............      7,695
             Patents....................................      7,750
             Other intangible assets....................      1,069
             Goodwill...................................        407
                                                          ---------

             Total allocation to assets.................  $  22,602
                                                          =========

             Current liabilities........................  $   3,179
                                                          =========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 2002 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 2002 and 2001, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2002 and 2001 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2002 as filed on Form 10-K.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:



                                                         December 31, 2002       June 30, 2002
                                                         -----------------       -------------
                                                            (unaudited)            (unaudited)
              Raw materials
                  Paper..........................           $    2,044             $    2,180
                  Other raw materials............                2,873                  4,216
                                                            ----------             ----------
                      Total raw materials........                4,917                  6,396
              Work in process....................                3,205                  2,468
              Reserve for obsolescence...........                 (643)                  (850)
                                                            ----------             ----------

              Total inventory....................           $    7,479             $    8,014
                                                            ==========             ==========



3.   RETIREMENT OF DEBT

          On October 15, 2002, Holding purchased, with proceeds from a distribution from AKI, it's Senior Discount Debentures with a carrying value of $3,420 for $3,192. The distribution from AKI was funded through borrowings under AKI's credit agreement. In accordance with SFAS 145, the gain from early retirement of debt is included in other income.

4.   AMORTIZATION OF GOODWILL

          In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2002:



                                                           Three months ended            Six months ended
                                                              December 31,                 December 31,
                                                           2002          2001           2002          2001
                                                           ----          ----           ----          ----

       Goodwill amortization......................       $     -       $     -        $     -       $     -
       Net income (loss)..........................         1,491        (1,495)         3,378          (148)



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at December 31, 2002 and June 30, 2002 and condensed statements of operations and cash flows for the six months ended December 31, 2002 and 2001 and the condensed statement of changes in stockholder's equity for the six months ended December 31, 2002 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.


                                  BALANCE SHEET



                                                                     December 31, 2002       June 30, 2002
                                                                     -----------------       -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $   100,281           $    99,583
     Income tax receivable....................................                 526                    46
     Deferred charges.........................................                 313                   422
     Deferred income taxes....................................               1,792                 1,923
                                                                       -----------           -----------

         Total assets.........................................         $   102,912           $   101,974
                                                                       ===========           ===========

     Liabilities
     Senior discount debentures...............................         $    13,461           $    15,901
                                                                        ----------           -----------

         Total liabilities....................................              13,461                15,901
                                                                       -----------           -----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Accumulated deficit......................................              (4,205)               (7,583)
                                                                       -----------           -----------

         Total stockholder's equity...........................              89,451                86,073
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $   102,912           $   101,974
                                                                       ===========           ===========




                             STATEMENT OF OPERATIONS



                                                                                Six months ended
                                                                     ---------------------------------------
                                                                     December 31, 2002     December 31, 2001
                                                                     -----------------     -----------------
                                                                        (unaudited)           (unaudited)

     Equity in net income (loss) of subsidiaries..............          $     3,890           $    (1,438)
     Interest expense.........................................                1,005                 1,654
     Gain from early retirement of debt.......................                  144                     -
                                                                        -----------           -----------

         Income (loss) before income taxes....................                3,029                (3,092)

     Income tax benefit.......................................                 (349)                 (541)
                                                                        -----------           -----------

         Net income (loss)....................................          $     3,378           $    (2,551)
                                                                        ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                Additional
                                                          Common Stock            Paid-in      Accumulated
                                                       Shares       Amount        Capital        Deficit          Total
                                                       ------       ------        -------        -------          -----

     Balances, June 30, 2002 (unaudited)...........      1,000    $       -     $   93,656     $    (7,583)   $    86,073

     Net income (unaudited)........................                                                  3,378          3,378
                                                       -------    ---------     ----------     -----------    -----------

     Balances, December 31, 2002 (unaudited).......      1,000    $       -     $   93,656     $    (4,205)   $    89,451
                                                       =======    =========     ==========     ===========    ===========




                             STATEMENT OF CASH FLOWS



                                                                                     Six months ended
                                                                           ---------------------------------------
                                                                           December 31, 2002     December 31, 2001
                                                                           -----------------     -----------------
                                                                              (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income (loss).............................................         $     3,378           $    (2,551)
         Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
              Net change in investment in subsidiaries...............              (3,890)                1,438
              Amortization of debt discount..........................                 981                 1,614
              Amortization of debt issuance costs....................                  24                    40
              Income tax receivable..................................                (480)                    -
              Deferred income taxes..................................                 131                  (541)
              Gain from early retirement of debt.....................                (144)                    -
                                                                              -----------           -----------

               Net cash provided by (used in) operating activities...                   -                     -
                                                                              -----------           -----------

     Cash flows from financing activities
       Repayment of long-term debt...................................              (3,192)                    -
       Distribution from subsidiary..................................               3,192                     -
                                                                              -----------           -----------
           Net cash provided by (used in) financing activities.......                   -                     -
                                                                              -----------           -----------

     Net increase (decrease) in cash and cash equivalents............                   -                     -
     Cash and cash equivalents, beginning of period..................                   -                     -
                                                                              -----------           -----------

     Cash and cash equivalents, end of period........................         $         -           $         -
                                                                              ===========           ===========



                           AKI, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)



                                                                                December 31,          June 30,
                                                                                    2002                2002
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       1,771      $       1,875
Accounts receivable, net...................................................            19,336             23,796
Inventory..................................................................             7,479              8,014
Prepaid expenses...........................................................             1,204                667
Income tax receivable......................................................             1,194                  -
Deferred income taxes......................................................               977                977
                                                                                -------------      -------------

   Total current assets....................................................            31,961             35,329

Property, plant and equipment, net.........................................            18,165             19,616
Goodwill, net..............................................................           153,277            153,277
Other intangible assets, net...............................................            12,237             13,142
Deferred charges, net......................................................             3,355              3,637
Other assets...............................................................               174                164
                                                                                -------------      -------------

   Total assets............................................................     $     219,169      $     225,165
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,750      $       1,375
Accounts payable, trade....................................................             3,976              5,826
Accrued income taxes.......................................................                 -              2,053
Accrued compensation.......................................................             3,394              5,338
Accrued interest...........................................................             5,573              5,570
Accrued expenses...........................................................             3,824              3,642
                                                                                -------------      -------------

   Total current liabilities...............................................            18,517             23,804

Revolving credit line......................................................             2,500              2,750
Term loan..................................................................             7,250              8,125
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               355                  -
Deferred income taxes......................................................               910              1,231
Other non-current liabilities..............................................             1,656              2,338
                                                                                -------------      -------------

   Total liabilities.......................................................           134,698            141,758

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................            97,351            100,543
Accumulated deficit........................................................             2,930               (960)
Accumulated other comprehensive loss.......................................               (80)              (446)
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            84,471             83,407
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     219,169      $     225,165
                                                                                =============      =============




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)



                                                           Three months ended                          Six months ended
                                                  --------------------------------------     --------------------------------------
                                                  December 31, 2002    December 31, 2001     December 31, 2002    December 31, 2001
                                                  -----------------    -----------------     -----------------    -----------------
                                                     (unaudited)          (unaudited)           (unaudited)          (unaudited)

Net sales......................................       $  31,644            $  22,329             $  62,044            $  49,710
Cost of goods sold.............................          20,704               15,929                39,219               32,643
                                                      ---------            ---------             ---------            ---------

   Gross profit................................          10,940                6,400                22,825               17,067

Selling, general and administrative expenses...           4,740                4,569                 9,404                8,764
Amortization of goodwill.......................               -                1,202                     -                2,403
Amortization of other intangibles..............             286                  268                   572                  513
                                                      ---------            ---------             ---------            ---------

   Income from operations......................           5,914                  361                12,849                5,387

Other expenses:
   Interest expense............................           3,220                3,038                 6,408                6,082
   Management fees and other, net..............              62                   62                   125                  125
                                                      ---------            ---------             ---------            ---------

   Income (loss) before income taxes...........           2,632               (2,739)                6,316                 (820)

Income tax expense (benefit)...................             999                 (599)                2,426                  618
                                                      ---------            ---------             ---------            ---------

   Net income (loss)...........................       $   1,633            $  (2,140)            $   3,890            $  (1,438)
                                                      =========            =========             =========            =========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                              Accumulated
                                                                   Additional                    Other        Carryover
                                               Common Stock         Paid-in     Accumulated  Comprehensive      Basis
                                             Shares   Dollars       Capital       Deficit         Loss        Adjustment     Total
                                             ------   -------       -------       -------         ----        ----------     -----

Balances, June 30, 2002 (unaudited).......   1,000    $     -      $ 100,543    $    (960)     $   (446)     $ (15,730)   $  83,407

Distribution to AKI Holding Corp..........                            (3,192)                                                (3,192)

Net income (unaudited)....................                                          3,890                                     3,890

Other comprehensive income, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                          366                         366
                                                                                                                          ---------

Comprehensive income (unaudited)..........                                                                                    4,256
                                             -----    -------      ---------    ---------      --------      ---------    ---------

Balances, December 31, 2002 (unaudited)...   1,000    $     -      $  97,351    $   2,930      $    (80)     $ (15,730)   $  84,471
                                             =====    =======      =========    =========      ========      =========    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)



                                                                                            Six months ended
                                                                                 ---------------------------------------
                                                                                 December 31, 2002     December 31, 2001
                                                                                 -----------------     -----------------
                                                                                    (unaudited)           (unaudited)

Cash flows from operating activities
   Net income (loss)....................................................            $    3,890            $   (1,438)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of goodwill and other intangibles....                 3,724                 5,258
     Amortization of debt issuance cost.................................                   282                   295
     Deferred income taxes..............................................                  (321)                 (215)
     Other..............................................................                  (326)                  403
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                 4,460                 1,325
       Inventory........................................................                   535                   320
       Prepaid expenses, deferred charges and other assets..............                  (537)                   43
       Accounts payable and accrued expenses............................                (3,609)               (2,885)
       Income taxes.....................................................                (3,247)               (2,889)
                                                                                    ----------            ----------

         Net cash provided by operating activities......................                 4,851                   217
                                                                                    ----------            ----------

Cash flows from  investing activities
   Purchases of equipment...............................................                (1,297)                 (470)
   Patents..............................................................                   (71)                  (46)
   Payments for acquisition, net of cash acquired.......................                     -               (19,053)
                                                                                    ----------            ----------

         Net cash used in investing activities..........................                (1,368)              (19,569)
                                                                                    ----------            ----------

Cash flows from  financing activities
   Payments under capital leases........................................                     -                  (503)
   Net proceeds on revolving loan.......................................                  (250)                7,700
   Net proceeds (repayments) on term loan...............................                  (500)               10,000
   Payments of loan closing costs.......................................                     -                  (605)
   Net proceeds from promissory note to affiliate.......................                   355                     -
   Distribution to parent...............................................                (3,192)                    -
                                                                                    ----------            ----------

         Net cash provided by (used in) financing activities............                (3,587)               16,592
                                                                                    ----------            ----------

Net decrease in cash and cash equivalents...............................                  (104)               (2,760)
Cash and cash equivalents, beginning of period..........................                 1,875                 4,654
                                                                                    ----------            ----------

Cash and cash equivalents, end of period................................            $    1,771            $    1,894
                                                                                    ==========            ==========


Supplemental information
  Cash paid during the period for:
     Interest..........................................................             $    5,980            $    5,617
     Income taxes......................................................                  6,092                 3,763




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION

          AKI, Inc. ("AKI") is the successor to Arcade Holding Corporation (the "Predecessor"), which was acquired by AHC I Acquisition, Corp. ("AHC") in December 1997. AHC was organized for the purpose of acquiring all of the equity interests of the Predecessor and subsequent to such acquisition, AHC contributed $1 and all of its ownership interest to AKI Holding Corp. ("Holding") for all of the outstanding equity of Holding. Accordingly, AKI is a wholly owned subsidiary of Holding, which is a wholly owned subsidiary of AHC.

          AKI is engaged in interactive multi-sensory advertising for consumer product companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4,800 in the fiscal year ended June 30, 2002, while requiring an initial test and subsequent annual tests for impairment of goodwill. The Company completed its initial test of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require gains or losses resulting from future early retirements of debt to be included in other income and expenses which could materially affect income before income taxes. In the fiscal year ended June 30, 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.

          FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

          FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for
     Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

     Acquisition of Color Prelude business

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price.



             Cash.......................................  $       1
             Other current assets.......................      5,680
             Property, plant and equipment..............      7,695
             Patents....................................      7,750
             Other intangible assets....................      1,069
             Goodwill...................................        407
                                                          ---------

             Total allocation to assets.................  $  22,602
                                                          =========

             Current liabilities........................  $   3,179
                                                          =========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

     Interim financial statements

          The interim consolidated condensed balance sheet at December 31, 2002 and the interim consolidated condensed statements of operations for the three and six months ended December 31, 2002 and 2001, the interim consolidated condensed statements of cash flows for the six months ended December 31, 2002 and 2001 and the interim consolidated condensed statement of changes in stockholder's equity for the six months ended December 31, 2002 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2002 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated

                           AKI, INC., AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2002 as filed on Form 10-K.

     Reclassification

          Certain prior period amounts have been reclassified to conform with the current period presentation.

2.   INVENTORY

          The following table details the components of inventory:


                                                         December 31, 2002       June 30, 2002
                                                         -----------------       -------------
                                                            (unaudited)            (unaudited)
              Raw materials
                  Paper..........................           $    2,044             $    2,180
                  Other raw materials............                2,873                  4,216
                                                            ----------             ----------
                      Total raw materials........                4,917                  6,396
              Work in process....................                3,205                  2,468
              Reserve for obsolescence...........                 (643)                  (850)
                                                            ----------             ----------

              Total inventory....................           $    7,479             $    8,014
                                                            ==========             ==========




3.   DISTRIBUTION

          On October 15, 2002, AKI paid a distribution of $3,192 to Holding to fund the purchase of Holding Senior Discount Debentures. The distribution was funded through borrowings under the amended and restated credit agreement.

4.   AMORTIZATION OF GOODWILL

          In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2002:



                                                           Three months ended            Six months ended
                                                              December 31,                 December 31,
                                                           2002          2001           2002          2001
                                                           ----          ----           ----          ----

       Goodwill amortization......................       $     -       $     -        $     -       $     -
       Net income (loss)..........................         1,633          (938)         3,890           965



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Item 2 is presented with respect to both AKI Holding Corp. and AKI, Inc. As used within Item 2, the term "Company" refers to AKI Holding Corp. and its subsidiaries including AKI, Inc. ("AKI"), the term "Holding" refers to AKI Holding Corp. and the term "CP" refers to the business acquired from Color Prelude, Inc.

General

     Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, we have long-standing relationships with the majority of our customer base.

Results of Operations

          Three Months Ended December 31, 2002 Compared to Three Months
                            Ended December 31, 2001

     Net Sales. Net sales for the three months ended December 31, 2002 increased $9.3 million, or 41.7%, to $31.6 million, as compared to $22.3 million for the three months ended December 31, 2001. The increase in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP and an increase in the sales of our core sampling technologies for advertising and marketing of domestic and international cosmetic products and domestic consumer products partially offset by a decrease in the sales of our core sampling technologies for advertising and marketing of international fragrance products.

     Gross Profit. Gross profit for the three months ended December 31, 2002 increased $4.5 million, or 70.3%, to $10.9 million, as compared to $6.4 million for three months ended December 31, 2001. Gross profit as a percentage of net sales increased to 34.5% in the three months ended December 31, 2002, from 28.7% in the three months ended December 31, 2001. The increase in gross profit and gross profit as a percentage of net sales is primarily due to the increase in sales volume and changes in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended December 31, 2002 increased $0.1 million, or 2.2%, to $4.7 million, as compared to $4.6 million for the three months ended December 31, 2001. Selling, general and administrative expenses as a percent of net sales decreased to 14.9% in the three months ended December 31, 2002, from 20.6% in the three months ended December 31, 2001. The increase in selling, general and administrative expenses is primarily related to the CP operations and an increase in sales commissions partially offset by a decrease in legal fees and prior year non-recurring CP acquisition bonus.

     Amortization of Goodwill. Amortization of goodwill for the three months ended December 31, 2002 decreased $1.2 million, or 100%, to $0, as compared to $1.2 million for the three months ended December 31, 2001. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial test of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the three months ended December 31, 2002 increased $5.5 million, or 1375.0%, to $5.9 million, as compared to $0.4 million for the three months ended December 31, 2001. Income from operations as a percentage of net sales increased to 18.7% in the three months ended December 31, 2002, from 1.8% in the three months ended December 31, 2001. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the three months ended December 31, 2002 decreased $0.2 million, or 5.1%, to $3.7 million, as compared to $3.9 million for the three months ended December 31, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures partially offset by interest payable on the term loan incurred in connection with the CP acquisition and use of the revolving credit line to fund the purchase of Senior Discount Debentures. Interest expense as a percentage of net sales decreased to 11.7% in the three months ended December 31, 2002, from 17.5%.

     Interest expense for AKI for the three months ended December 31, 2002 increased $0.2 million, or 6.7%, to $3.2 million, as compared to $3.0 million for the three months ended December 31, 2001. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to interest payable on the term loan incurred in connection with the CP acquisition and use of the revolving credit line to pay a distribution to Holding to fund the purchase of Holding Senior Discount Debentures. Interest expense as a percentage of net sales decreased to 10.1% in the three months ended December 31, 2002, from 13.5%.

     Income Tax Expense. Income tax expense for the three months ended December 31, 2002 increased $1.7 million to $0.8 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization in 2001, was 34.9% in the three months ended December 31, 2002, and 38.5% in the three months ended December 31, 2001.

     Income tax expense for AKI for the three months ended December 31, 2002 increased $1.6 million to $1.0 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39% in the three months ended December 31, 2002 and 2001.

     EBITDA. EBITDA for the three months ended December 31, 2002 increased $4.8 million, or 160.0%, to $7.8 million, as compared to $3.0 million for the three months ended December 31, 2001. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 24.7% and 13.5% in the three months ended December 31, 2002 and 2001, respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

            Six Months Ended December 31, 2002 Compared to Six Months
                             Ended December 31, 2001

     Net Sales. Net sales for the six months ended December 31, 2002 increased $12.3 million, or 24.8%, to $62.0 million as compared to $49.7 million for the six months ended December 31, 2001. The increase in net sales was primarily attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP and an increase in the sales of our core sampling technologies for advertising and marketing of domestic and international cosmetic products and domestic consumer products partially offset by a decrease in the sales of our core sampling technologies for advertising and marketing of international fragrance products.

     Gross Profit. Gross profit for the six months ended December 31, 2002 increased $5.7 million, or 33.3%, to $22.8 million as compared to $17.1 million for six months ended December 31, 2001. Gross profit as a percentage of net sales increased to 36.8% in the six months ended December 31, 2002, from 34.4% in the six months ended December 31, 2001. The increase in gross profit and gross profit as a percentage of net sales is primarily due to the increase in sales volume and changes in product mix.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2002 increased $0.6 million, or 6.8%, to $9.4 million as compared to $8.8 million for the six months ended December 31, 2001. Selling, general and administrative expenses as a percent of net sales decreased to 15.2% in the six months ended December 31, 2002 from 17.7% in the six months ended December 31, 2001. The increase in selling, general and administrative expenses is primarily related to the CP operations and the impact of the weakened US dollar on the translation of our European subsidiary's financial statements partially offset by a decrease in legal fees and prior year non-recurring CP acquisition bonus.

     Amortization of Goodwill. Amortization of goodwill for the six months ended December 31, 2002 decreased $2.4 million, or 100%, to $0, as compared to $2.4 million for the six months ended December 31, 2001. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial test of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the six months ended December 31, 2002 increased $7.4 million, or 137.0%, to $12.8 million, as compared to $5.4 million for the six months ended December 31, 2001. Income from operations as a percentage of net sales increased to 20.7% in the six months ended December 31, 2002, from 10.9% in six months ended December 31, 2001. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the six months ended December 31, 2002 decreased $0.3 million, or 3.9%, to $7.4 million, as compared to $7.7 million for the six months ended December 31, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures partially offset by interest payable on the term loan incurred in connection with the CP acquisition and use of the revolving credit line to fund the purchase of Senior Discount Debentures. Interest expense as a percentage of net sales decreased to 11.9% in the six months ended December 31, 2002 from 15.5% in the six months ended December 31, 2001.

     Interest expense for AKI for the six months ended December 31, 2002 increased $0.3 million, or 4.9%, to $6.4 million, as compared to $6.1 million for the six months ended December 31, 2001. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to interest payable on the term loan incurred in connection with the CP acquisition and use of the revolving credit line to pay a distribution to Holding to fund the purchase of Holding Senior Discount Debentures. Interest expense as a percentage of net sales decreased to 10.3% in the six months ended December 31, 2002, from 12.3% in the six months ended December 31, 2001.

     Income Tax Expense. Income tax expense for the six months ended December 31, 2002 increased $2.0 million to $2.1 million. The Company's effective tax rate, after consideration of non-deductible goodwill amortization, was 37.2% in the six months ended December 31, 2002 and 53.1% in the six months ended December 31, 2001.

     Income tax  expense  for AKI for the six months  ended  December  31,  2002 increased $1.8 million to $2.4 million. AKI's effective tax rate, after consideration of non-deductible goodwill amortization, was 39.0% in the six months ended December 31, 2002 and 2001.

     EBITDA. EBITDA for the six months ended December 31, 2002 increased $6.0 million, or 56.6%, to $16.6 million as compared to $10.6 million for the six months ended December 31, 2001. The increase in EBITDA principally reflects the increase in gross profit partially offset by the increase in selling, general and administrative expenses discussed above. EBITDA as a percentage of net sales was 26.8% and 21.3% in the six months ended December 31, 2002 and 2001 respectively. EBITDA is income from operations plus depreciation and amortization of goodwill and other intangibles.

Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of December 31, 2002, we had consolidated indebtedness in an aggregate amount of $128.8 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $13.5 million was a direct obligation of Holding relating to its debentures and approximately $115.3 million was a direct obligation of AKI relating to its notes, term loan, revolving loan and promissory note to affiliate. Borrowings at December 31, 2002 included $2.5 million under the revolving loan and $9.0 million under the term loan and $0.4 million on the promissory note to affiliate. At December 31, 2002 we had $17.2 million available under the revolving loan. At December 31, 2002, AKI also had $18.4 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     Holding's principal liquidity requirements are for debt service requirements under the debentures. AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the six months ended December 31, 2002, cash totaling $4.9 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable, accrued compensation and accrued income taxes. During the six months ended December 31, 2001, cash totaling $0.2 million was provided by operating activities resulting from net income before depreciation and amortization and a decrease in accounts receivable, partially offset by decreases in accounts payable and accrued expenses and accrued income taxes.

     On December 18, 2001 we amended and restated our credit agreement with Heller Financial, Inc. ("restated credit agreement"). The restated credit agreement provides for: (1) a $10.0 million term loan which matures on December 31, 2006 with varying quarterly principal installments beginning March 31, 2002 and (2) a revolving loan commitment up to a maximum of $20.0 million which expires December 31, 2006. Borrowings under the revolving loan commitment are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. Interest on amounts borrowed under the term loan and revolving loan accrue at a floating rate based upon either prime plus a margin of 1.75% to 2.5% (none outstanding at December 31, 2002) or LIBOR plus a margin of 3.0% to 3.75% (outstanding borrowings averaged 5.7% at December 31, 2002). The Company is required to pay commitment fees on the unused portion of the revolving loan commitment. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. On November 15, 2002 we amended our restated credit agreement with Heller Financial, Inc. The amendment delayed mandatory prepayments of the term loan from excess cash flow from fiscal years commencing with the year ending June 30, 2003 to fiscal years commencing with the year ending June 30, 2004; increased the aggregate cost of permitted restricted junior payments for the purpose of purchasing or repurchasing our Senior Notes and Senior Discount Debentures from $10.0 million to $25.0 million; and increased the permitted payment of a management, advisory, consulting or other similar fee to an affiliate in the aggregate from $0.25 million to $0.4 million per year. The Company had $0.3 million of lender guarantees outstanding at December 31, 2002.

     In the six months ended December 31, 2002 and 2001, we had capital expenditures of approximately $1.3 million and $0.5 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., CP for an aggregate purchase price of approximately $19.1 million. The purchase price was financed primarily by borrowings under the restated credit agreement.

     We may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all. Additional capital resources, if available, may be on terms generally less
favorable   and/or  more  restricted  than  the  terms  of  our  current  credit facilities.

     On October 15, 2002, Holding purchased, with proceeds from a distribution from AKI, its 13.5% Senior Discount Debentures due 2009 with an accreted value of $3.4 million for $3.2 million. AKI funded the distribution through borrowings under its credit agreement.

     Capital expenditures for the six months ending June 30, 2003 are currently estimated to be approximately $2.7 million. Based on borrowings outstanding as of December 31, 2002, we expect total cash payments for debt service for the six months ending June 30, 2003 to be approximately $7.1 million, consisting of $0.9 million in principal payments under the term loan, $5.4 million in interest payments on the notes and $0.6 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $0.3 million during the six months ending June 30, 2003.

     At December 31, 2002, Holding's cash and cash equivalents and net working capital were $1.8 million and $14.0 million, respectively, representing a decrease in cash and cash equivalents of $0.1 million and an increase in net working capital of $2.4 million from June 30, 2002. The increase in working capital is primarily due to the reduction of current liabilities partially offset by a decrease in accounts receivable.

Seasonality / Cyclicality

     Our sales and operating results have historically reflected seasonal variations. Such seasonal and cyclical variations are based on the timing of our customers' advertising campaigns and product launches, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, generally, a higher level of sales are reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak demand periods. The severity of our seasonal sales variations has decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products. Sales of the CP products subsequent to our acquisition totaled $22.6 million in the six months ended June 30, 2002, a significant increase compared to CP's historical levels due to sales related to a new sampling technology and the major introduction of new products by Mary Kay. We do not believe that sales of this magnitude will continue in the six months ending June 30, 2003.

Recently Issued Accounting Standards

     FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied at the beginning of an entity's fiscal year. The adoption of SFAS 142 eliminates the amortization of goodwill, approximately $4.8 million in fiscal 2002 and requires annual tests for impairment of goodwill.

     FASB Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144") was issued in August 2001. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect a material impact in implementing SFAS 144 on its future financial statements.

     FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". The implementation of SFAS No. 145 will require early retirements of debt to be included in income from continuing operations which could materially affect our income from continuing operations. In fiscal 2002 the Company reported an approximate $2.7 million extraordinary gain from early retirement of debt, net of tax.

     FASB Statement of Financial Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

     FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

     FASB Statement of Financial Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123" ("SFAS 148") was issued in December 2002. FASB 148 amends FASB Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" ("FASB 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB 148 amends the disclosure requirements of FASB 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions or cash flows.

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner.

     The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside professional advisors to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

     o Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

     o Inventories. Our inventories, which consist of raw materials and work-in-process, are valued at the lower of cost or market value. We evaluate all of our raw material inventory for slow moving product based on recent usage, projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value based on current realization trends. If the projected net realizable value is less than cost, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident.

     o Intangible assets. When we acquire other companies or businesses we allocate the purchase price, including expenses and assumed liabilities, to the assets and liabilities acquired including intangible assets and goodwill. We estimate the useful lives of the intangible assets by factoring in the characteristics of the related products such as: existing sales contracts, patent protection, estimated future introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

     o Long-lived assets. We review our property, intangible assets and goodwill for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

     o Revenue recognition. We recognize revenue when the risks and reward of ownership are assumed by the buyer. This generally occurs upon delivery of product to the buyer.

     o Deferred income tax assets. We have recorded deferred income tax assets related to the temporary differences between the tax bases and financial reporting bases of assets and liabilities. An adjustment to income tax expense would be required in a future period if we determine that the amount of deferred tax assets to be realized differs from the net recorded amount.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10) inflation; (11) liability and other claims asserted against us;
(12) labor disturbances and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 24, 2002.

     In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligations to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 20% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At December 31, 2002, there were no forward exchange contracts outstanding.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                            PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 4.1 First Amendment to Amended and Restated Credit Agreement and Amended and Restated Pledge Agreement dated as of November 15, 2002 between the Company and Heller Financial, Inc.

              Exhibit 10.1   Financial Advisory Agreement

              Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports on Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AKI HOLDING CORP.

Date:  February 12, 2003              By: /s/ Kenneth A. Budde
                                          -----------------------------------
                                          Kenneth A. Budde
                                          Senior Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)


                                 CERTIFICATIONS

I, William J. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     February 12, 2003


/s/ William J. Fox
--------------------------
William J. Fox
Chief Executive Officer


I, Kenneth A. Budde, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI Holding Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     February 12, 2003


/s/ Kenneth A. Budde
--------------------------
Kenneth A. Budde
Chief Financial Officer

                                      AKI, INC.

Date:  February 12, 2003              By: /s/ Kenneth A. Budde
                                          -----------------------------------
                                          Kenneth A. Budde
                                          Senior Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)


                                 CERTIFICATIONS

I, William J. Fox, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     February 12, 2003


/s/ William J. Fox
--------------------------
William J. Fox
Chief Executive Officer


I, Kenneth A. Budde, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of AKI, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     February 12, 2003


/s/ Kenneth A. Budde
--------------------------
Kenneth A. Budde
Chief Financial Officer