Form 10-K
period 2003-06-30
AKI HOLDING CORP; AKI INC
filed 2003-09-26
CIK 1067550, 1067549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003

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


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None.

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark if disclosure of delinquent filers is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). ( ) Yes (X) No

As of September 17, 2003, 1,000 shares of common stock of AKI Holding Corp., $0.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $0.01 par value, were outstanding.

The aggregate market value of the voting and non-voting stock held by non-affiliates was zero as of December 31, 2002.

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

ITEM 1.       BUSINESS

General

     Our Company is a leading global marketer and manufacturer of multi-sensory marketing, interactive advertising and sampling systems that utilize various technologies that engage the senses of touch, sight and olfactory. Our marketing vehicles and sampling systems are widely recognized in the fine fragrance, cosmetics and personal care industries, as well as other consumer products industries including the household products and food and beverage industries. We offer an extensive portfolio of proprietary, patented and patent-pending technologies that can be incorporated into various marketing programs designed to reach the consumer at home or in-store, such as magazine inserts, catalog inserts, remittance envelopes, statement enclosures, blow-ins, direct mail,
direct        sell        and         point-of-sale         materials        and
gift-with-purchase/purchase-with-purchase programs.

     We are a fully integrated multi-sensory marketing and sampling company, conducting our business under the Arcade Marketing name. We believe that we are well positioned to provide complete, interactive advertising and sampling programs to our customers, including creative content and product sample systems and distribution.

     We believe product sampling is one of the most effective, widely used and fastest growing forms of promotional activity. Product sampling is particularly crucial to the fragrance and cosmetics industries where consumers traditionally "try before they buy" due to the highly personal nature of the products. We believe that our introduction in 1979 of the ScentStrip(R) Sampler, the first pull-apart, microencapsulated scent sampling system, transformed the fragrance sampling industry. With the creation of a multi-sensory marketing program - combining advertising with a sampling system - marketers are afforded a cost-effective means to reach consumers in their homes on a mass scale. We have a diverse portfolio of alternative scent sampling systems, all designed for cost-effective mass distribution, and we continue to be a leading innovator in sampling system technologies.

     In recent years, we have expanded our sampling system business by developing and acquiring new technologies in the olfactory and beauty sampling system categories. Although product sampling is critical to the success of these markets, sampling programs for these products historically have been too costly for mass production and incapable of efficiently being incorporated into magazines, catalogs, direct mail and other printed vehicles. Many of our innovative sampling systems are designed to fill the needs of these marketers by providing a cost-effective means of reaching consumers in their homes on a mass scale with quality renditions of skincare products, foundation, lipstick and cosmetic powders. Management believes that our innovative sampling systems have altered the economics and efficiencies of product sampling in the cosmetics market.

     In December 1997, DLJ Merchant Banking Partners II, L.P. and other related investors (collectively, "DLJMBII") and certain members of our prior management organized AHC I Acquisition Corp., a Delaware corporation ("AHC"), to acquire all of the outstanding equity interests of AKI. Holding was formed as a holding company in 1998 and its only significant asset is the capital stock of AKI. Holding conducts all of its business through AKI. As of August 31, 2003, DLJMBII owned approximately 98.8% of the outstanding common stock of AHC.

     On November 6, 2000, Credit Suisse Group completed the merger of Diamond Restructuring Corp., an indirect wholly owned subsidiary of Credit Suisse Group, with and into Donaldson, Lufkin & Jenrette, Inc. ("DLJ"). As a result of the merger, DLJ is now an indirect subsidiary of Credit Suisse First Boston, Inc. ("CSFB"). All references to DLJ in this annual report on Form 10-K refer to entities now controlled by or affiliated with CSFB.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom Holdings Ltd. ("RetCom"), a Delaware corporation, and refinanced $4.5 million indebtedness of RetCom and its subsidiaries. The acquired businesses of RetCom and its subsidiaries include a portfolio of proprietary, patented and patent-pending sampling systems catering to the fragrance, cosmetics and personal care industries, as well as microencapsulation products and processes. Such sampling systems include MicroSilk(TM), MicroDot(TM) and AromaLacquer(TM). The acquired businesses also include a creative service division that engages in marketing communications and catalogs.

     On December 18, 2001, we acquired, through a newly formed subsidiary, IST, Corp., the business including certain assets and assumed certain liabilities of Color Prelude, Inc. (such business referred to hereafter as "CP"). CP manufactures interactive advertising and sampling products for cosmetic and consumer products companies. The acquired business offers proprietary, patented and patent-pending sampling systems including the ShadeSeal(R) family of products primarily for lipstick and powder sampling, BeautiPak(TM) for sampling certain lipstick products, LiqiSeal(TM) for sampling skin care and foundation products in a unique clear packette, PowdaScent(TM) for the sampling of fragrance products and SelectaShade(TM) which is a unique beauty tool for shade selection for foundation.

Products

     We offer a broad and diversified portfolio of innovative, interactive sampling systems and advertising formats for the fragrance, cosmetics and personal care markets as well as other consumer products markets including household products and food and beverage markets. Our major technologies are described below, including a description of the patent protection of each product technology. Each of our sample systems is generally sold to the same category of manufacturers of the product being advertised.

Olfactory Sampling Systems

     Our diverse portfolio of fragrance sampling systems, which uses a variety of proprietary chemistries and processes, historically has represented a significant portion of our annual sales. While ScentStrip(R) continues to be a widely used technology for sampling products for the fine fragrance industry, management believes that our new and recently acquired sampling systems have enabled us to maintain a competitive advantage and affirm our position as an innovator in the sampling industry. In recent years, our products have been used in many major new fine fragrance launches that have utilized sampling systems. Almost all of these sampling systems have been designed to meet U.S. Postal Service approval for subscription magazine periodical rates.

o ScentStrip(R): A proprietary technology introduced by our Company in 1979, ScentStrip(R) is microencapsulated essential oil deposited between two layers of paper which "snap" open to release a quality fragrance rendition. ScentStrip(R) can deliver quality aroma renditions of fine fragrance, personal care, sun care and consumer products. ScentStrip(R) is available in many formats, including magazine and catalogue inserts, blow-ins, enclosures and remittance envelopes, among others, all of which can be customized to include multiple fragrances in ScentStrip(R) form.

o ScentStrip(R) Plus: Combines the traditional ScentStrip(R) format with perfume "pearls" in a proprietary technology wherein fine microencapsulated essential oil is deposited between two layers of paper that "snap" open to deliver an olfactory sample and wearable on-skin trial when "pearls" are touched.

o MicroDot(TM): A proprietary technology, uses microencapsulated fragrance oil, delivered in ultra-fine capsule size form, deposited between two layers of paper which pull apart to deliver superior on-skin fragrance trial. The technology is available as a stand alone product, as pressure sensitive labels or as pressure sensitive labels on perforated sheets.

o PowdaScent(TM): A patented technology in which an encapsulated fragrance oil, in a printable form, is hygienically sealed between a board stock and a see-thru layer of transparent film. This transparent film displays the encapsulated fragrance which can be produced in any size, shape and color. Once peeled open, and the capsules are touched, an aroma rendition is delivered.

o AromaLacquer(TM): A proprietary scented varnish that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. When rubbed or scratched, AromaLacquer(TM) releases the aroma rendition.

o AromaTouch(TM): A proprietary scented microencapsulated coating that delivers a superior aroma rendition of nearly any fragrance, personal care, household, food, beverage, pharmaceutical or novelty product. AromaTouch(TM) is printable to paper or plastic substrates and is most popular for use on product packaging. When rubbed or scratched, AromaTouch(TM) releases the aroma rendition.

o Microfragrance(R) Scratch `n Sniff: Microfragrance capsules are applied to paper or stickers which affix to nearly any surface, delivering an accurate aroma rendition of any product where scent is part of the message such as flowers, shampoos, etc. When the sampling system is scratched, capsules release a quality aroma rendition. Through a strategic relationship with the 3M Company, the product is also available applied to the familiar 3M Post-it(R) Notes to deliver an aroma rendition of almost any scent.

o DiscCover(R): A peel-and-reveal, non-encapsulated patented sampling system label that opens and reseals, delivering a quality aroma rendition up to 25 times. This technology is color-printable, affixable to nearly any surface, including plastic and glass, and can be die-cut in nearly any shape and size. This technology keeps fragrance locked-in until "lift off" with no pre-release and is used not only to market fine fragrances but is becoming popular in the delivery of quality aroma in the marketing of a variety of personal care products and food and beverage products.

o    DiscCover(R)More:   This  patented   sampling  system  offers  all  of  the
     attributes of the original DiscCover(R) technology enhanced to offer a single, wearable, on-skin trial of the fragrance.

o ScentSeal(R): A patented, pouch-like, pressure sensitive format that incorporates a product rendition deposited between two layers of foil laminate. When pulled open, ScentSeal(R) reveals a moist, alcohol-based gel applicable to skin for wearable-trial. ScentSeal(R) can contain quality fragrance, fragrance ancillary or personal care product renditions. The product offers customers the opportunity to deliver moist, on-skin trial via its "wet delivery system" and is available in many shapes and sizes compatible with brand image and creative design.

o LiquaTouch(R): This patented technology delivers a rendition of finished fragrance product (e.g., eau de parfum, eau de toilette or after shave), any liquid treatment or personal care product and contains an applicator. LiquaTouch(R) is hermetically sealed with no pre-release and delivers a spill proof trial of any alcohol formulated fragrance product. The product is available in a single or dual chamber pressure-sensitive format and has been approved by the U.S. Postal Service for subscription magazine periodical rates. LiquaTouch(R) is also available in a stand-alone version, which is a cost-effective alternative to fragrance vials.

Beauty Sampling Systems

     Our portfolio also includes non-fragrance sampling system products, primarily for the beauty industry, which represent a growing percentage of our sales. These sampling systems are utilized to sample cosmetics and beauty care products including foundation, creams and lotions, lipstick and powders. Almost all of these sampling systems have been designed to meet U.S. Postal Service approval for subscription magazine periodical rates.

o BeautiSeal(R): A proprietary, patented technology is a sampling system for quality renditions of creams, lotion or gel products which are deposited between the foil layers of a heat-sealed, pressure sensitive well. BeautiSeal(R) is hermetically sealed, designed to withstand significant pressure and is approved by the U.S. Postal Service for subscription magazine periodical rates. BeautiSeal(R) can contain renditions of liquid foundation, as well as creams, lotions and gel treatment and personal care products such as moisturizers, eye treatments, body, hand and foot lotions and hair gel, among others. BeautiSeal(R) is ideal for magazine and catalogue inserts, bind-in cards, direct mailers, brochures and in-store handout and regimen cards.

o ActiSeal(TM): A patented technology, with characteristics similar to BeautiSeal(R) , which is peeled open to reveal two adjacent wells, each well containing a formula component which are blended together by the consumer upon application.

o LiqiSeal(TM): A patented clear top packette which can be utilized to sample liquid, cream, lotion or gel products. The patented clear laminate has unique barrier characteristics which allow it to pass stringent stability tests. The product sample can contain makeup, hair care, skin care, fragranced ancillaries and body care, among other products.

o PowdaTouch(R): A proprietary, patented technology is a sampling system wherein cosmetic powder is deposited between two layers of paper, die-cut with a tab that lifts up to reveal the powder rendition area. PowdaTouch(R) can contain quality renditions of eye shadow, powder blush, face powder or bronzer. PowdaTouch(R) is ideal for magazine and catalogue inserts, blow-ins, and bind-in cards among others and is approved by the Postal Service for subscription magazine periodical rates.

o ShadeSeal(R): This patented technology is used to sample renditions of cosmetic powders or lip products. The product rendition is deposited between two substrates which pull apart to offer a trial sample while a transparent "window" displays the shade. This product can be utilized in many different formats to accommodate either multiple shades or a variety of cosmetic products including both long-lasting and conventional lipsticks.

o LipSeal(R): A patented technology with characteristics similar to BeautiSeal(R) this product provides a sampling system wherein a lipstick rendition is deposited into the well of a pressure-sensitive format that easily pulls apart to offer user-friendly, hygienic trial. LipSeal(R) offers trial of any lipstick shade, finish and texture in any lipstick formula, including long-lasting formulas.

o BeautiPak(TM): A proprietary "windowed" sampling system for a variety of lipstick formulations. Product is sealed into one well of a thermoformed "tray" while a second well contains a flocked lipstick applicator.

o BeautiTouch(R) Multi-Well Sampler: This proprietary technology is a sampling system for cream, lotion, lipstick or gel product renditions which
     are  deposited   into
     individually-sealed, foil laminate "pouches". Heat-sealed "pouches" which share a common backing easily pull apart to provide trial of multiple shades or formulas. BeautiTouch(R) offers ideal, multiple shade demonstration by delivering trial of 8, 10, 12 or more foundation shades on a single carrier with no cross-contamination.

o SelectaShade(TM): A proprietary beauty tool used to determine foundation shades that precisely match consumers' skin tones. This transparent strip of polyester film is printed with special inks that replicate foundation shades exactly. When SelectaShade(TM) is placed against face or hand, the shade that best matches the users own skin will become invisible on the chart to give each consumer an accurate shade match.

Other Products & Services

o Arcade Direct: This full service division of our Company offers a full range of creative services to our customers in the cosmetic and fragrance industry, and has established a niche presence in various industries including retail and specialty stores, fashion catalogues, buying offices, direct marketers, hotels and spas. This dedicated division offers complete turnkey marketing and creative services up to and including electronic production.

o Arcade Product Technologies: This division employs proprietary chemistries to manufacture and market microencapsulated ingredients used in the formulation of various personal care products. Fragrance oil, whether customer-supplied or selected from our Company's extensive aroma library, can be encapsulated using these proprietary systems and supplied in powder form, resulting in a scent that can be renewed as the capsules are sheared. In addition, the technologies can be used to encapsulate a wide range of cosmetic formulation materials which provide consumers with additional, longer-lasting benefits due to ingredients that re-release over time and which enhance texture, application and overall product stability.

o Arcade Consumer Communications: This division specializes in electronic, multi-media, multi-sensory devices primarily for use at point-of-sale.
     Technologies offered in this division focus on interaction with the consumer including the dispensing of samples. Such interaction promotes sales at the point of sale.

Formats

         Mail Formats

     We produce a wide and versatile range of formats approved by the U.S. Postal Service for subscription magazine periodical rates and which can be incorporated into almost any print media. The most common formats for our products are described below.

     Magazine Inserts: Magazine inserts are available in half-, full-, two- and four-page formats, can be die-cut, can contain nearly all of our sampling systems and are the most commonly produced among our sampling formats.

     Catalog Inserts: Full color formats can be produced in a variety of sizes and inserted into retail or mail order catalogs. Catalog inserts can be produced with or without an attached envelope, provided to facilitate the return of merchandise order forms to the store. We have the ability to create and produce special formats, to custom imprint with store information and to incorporate most of our sampling systems.

     Remittance Envelopes: Remittance envelopes, which are inserted into store statement mailings, can be customized with a store logo and can be produced with or without sampling systems. We believe that we are the only company in the sampling industry that can produce remittance envelopes in-house. Remittance envelope production, which is a highly customized service business, reinforces our position as a fully integrated enterprise.

     Statement Enclosures: Statement enclosures are available in various formats and sizes. Fragrance statement enclosures may contain a single scent in their fold, one or two scents under the fragrance panel, or they may be die-cut so that the fragrance can be sampled by removing the desired die shape. Enclosures are normally imprinted with store logo and product pricing information. The six-inch format is our design and has become the leading industry format.

     Blow-ins: Blow-ins, which are available in all formats and sizes, can accommodate nearly all of our sampling systems and are loosely inserted (blown in) rather than bound into store catalogues, newspapers and magazines.

     Direct Mail: Full color, direct mail formats can be produced in a variety of sizes, weights and designs, including single, double and triple folds, as well as standard and oversized postcards. Direct mailers can be customized with store or manufacturer logo and can accommodate virtually all of our sampling technologies.

         Other Formats

     Direct Sell: Many of our Company's sampling systems are widely used in direct sales campaigns. Beauty companies, whose treatment, cosmetic and fragrance products are sold directly to the consumer by representatives, use our sampling technologies to promote their product offerings.

     Point-of-Sale Materials: We have made significant advances in replacing and expanding current methods of in-store cosmetic and fragrance sampling. Due to the lower cost and design flexibility of our products, marketers have expanded the number and type of in-store vehicles. Working in partnership with our customers, new and creative formats have been developed. These formats incorporate many of our sampling systems and items such as postcards, stickers, wristbands, bookmarks and CD inserts. Many of our other technologies, including LiquaTouch(R), BeautiSeal(R), BeautiPak(TM), BeautiTouch(R), MicroDot(TM), LiqiSeal(TM), ShadeSeal(R) and PowdaTouch(R) are becoming more widely accepted for point-of-sale handouts as an alternative to more traditional sampling methods and for salable unit doses.

     Gift-with-Purchase/Purchase-with-Purchase Programs: Many of our fragrance and cosmetic customers promote new product offerings with our sampling systems. LiquaTouch(R) stand alones and DiscCover(R)More offer single, long-lasting wearable fragrance trial samples. BeautiPak(TM) gives the consumer a full application of a lipstick formula or shade and LiquiSeal(TM) can be used to offer a full application of up to four foundation or treatment product samples.


Intellectual Property

     We currently hold patents covering the proprietary processes used to produce many of our products in both the United States and abroad and have submitted applications for many of our manufacturing processes. We have trademarks registered in the United States and we have also filed and registered trademarks in over 15 countries around the world, including countries in the European Union, Australia, Japan and Brazil.

     We have ongoing research efforts and expect to seek additional patents in the future covering results of our research. We cannot assure you that any pending patent applications filed by our Company:

o will result in patents being issued or that any patents now or hereafter owned by our Company will afford protection against competitors with similar technology;

o    will not be infringed upon or designed around by others; or

o    will not be challenged by others or held to be invalid or unenforceable.

     In addition, many of our manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by our Company.

Customers

     We sell our products to prestige and mass cosmetic, fragrance and consumer products companies, department stores, home shopping retailers and specialty retailers including Avon Products, Inc., Unilever plc, Chanel, Inc., Coty, Inc., L'Oreal S.A., Elizabeth Arden, Estee Lauder, Inc., Mary Kay, Victoria's Secret Beauty and The Procter & Gamble Company. Our top ten customers accounted for approximately 71% of sales in fiscal 2003. Estee Lauder and Mary Kay were the only customers that accounted for 10% or more of net sales in fiscal 2003. We believe that our technical expertise, manufacturing reliability and customer support capabilities have enabled us to develop strong relationships with our customers. We employ sales and marketing personnel who possess the requisite technical backgrounds to communicate effectively with both prospective customers and our manufacturing personnel. Historically, we have had long-term relationships with our major customers.

Sales and Marketing

     Our sales and marketing efforts are organized geographically. The U.S. sales group is supervised by our Senior Vice President of U.S. Sales, while our European sales executives are based in Paris, France and London, England and are managed by an executive based in Paris, France. We also have representatives in Australia, Brazil, Canada, Mexico and Japan. Each sales executive is dedicated to a certain number of identified customers. In addition, these sales efforts are supported by production managers/customer service representatives, which are based in Chattanooga, Tennessee, Baltimore, Maryland and Paris, France. A portion of the compensation for sales executives is commission and/or bonus-based.

     Our marketing activities include direct contact with senior executives in the cosmetic and fragrance industry, major support of industry events and extensive joint marketing programs with magazines, retailers and fragrance houses. We also receive press coverage in industry trade publications, attend industry seminars, advertise in trade publications and sponsor promotional pieces. In addition, we focus our sales efforts toward three principal groups within our customers' organizations that management believes influence our customers' purchasing decisions:

o marketing, which selects the sampling system technology and typically controls the promotional budget;

o product development, which approves our sampling system rendition and conducts stability testing; and

o    purchasing, which buys the sampling system pieces and controls quality.

     Management believes that as the pressure for creativity increases with each new product introduction, cosmetic and fragrance marketers are increasingly looking for their vendors to contribute to the overall strategy-building effort to introduce a new product. Our executives routinely introduce new sampling system formats and ideas based on our technologies to the marketing departments of our customers. Our in-house creative and marketing know-how, as well as our complete product line of sampling technologies provides customers with maximum flexibility in designing promotional programs.

Manufacturing

     Our manufacturing processes are highly technical and largely proprietary. Our sampling systems must meet demanding performance specifications regarding fidelity to the product being sampled, shelf life, resistance to pressure and temperature variations and various other requirements. Our manufacturing processes are composed of one or more of the following:

o formulating cosmetic and fragrance product renditions in our in-house laboratories;

o    printing advertising pages and other media;

o manufacturing the sampling product, which consists of either applying an encapsulated slurry onto paper or producing sampling labels that contain fragrance or other cosmetic product renditions; and

o    affixing our label products onto a preprinted advertising carrier.

     ISO 9001 Registration: During 2001, the International Organization for Standardization awarded three of the Company's manufacturing facilities with ISO 9001 registration. These facilities produce many of the Company's proprietary, patented and patent-pending products, as well as several of our other sampling systems. The registration was awarded following an extensive examination incorporating 20 elements that outline the requirements for documenting and implementing our Company's overall philosophy as it pertains to quality, its policies, systems and procedures. The ISO standards serve as guidelines for businesses interested in assuring that their processes result in products that reflect the highest level of quality. The ISO 9001 section of the series applies to organizations that design, develop, produce, install and service products.

     Management believes that our formulation capabilities are the best in the cosmetics and fragrance sampling industry. The formulation process is highly complex because we strive to replicate the fragrance of a product in a bottle containing an alcohol solution. Formulation approval is an interactive process between our Company and our customers. We have more than 125 different proprietary formulations that we utilize in replicating different characteristics of over 500 fragrances to obtain a customer-approved rendition. A number of these formulations are patented and the majority of the formulation process is based on unique and proprietary methods. Formulation of the fragrance and cosmetic product rendition is performed under very strict tolerances and in complete conformity to the formula that the customer has pre-approved. Formulation is conducted in our specially designed formulation laboratories by trained specialists.

     The artwork for substantially all printed pieces is typically furnished by the customer or its advertising agency. Our digital prepress department utilizes state-of-the-art technology to receive customer-supplied computer disks and transfers this material directly to our printing plates. We have the capability to produce high quality printed materials, including the covers of major fashion magazines, in connection with fragrance sampling systems.

     Our formulated offset paper samplers (ScentStrip(R), ScentStrip(R) Plus, PowdaTouch(R)) are produced in our primary facility in Chattanooga, Tennessee in a continuous in-line operation. Our formulated letterpress or flexo label samplers (DiscCover(R), BeautiSeal(R), LipSeal(R), LiquaTouch(R) and ScentSeal(R) ) are produced on specially modified label and finishing equipment in our second Chattanooga facility while the Microfragrance(R) Scratch `n Sniff operation is conducted in a third facility in Chattanooga, Tennessee. Our specialized screen printing manufacturing process which produces our ShadeSeal(R) and PowdaScent(TM) technologies takes place in our facility in Baltimore, Maryland. In addition BeautiPak(TM) our proprietary thermoformed technology for sampling lipstick and LiqiSeal(TM) our patented clear top packette to sampler liquid, cream, lotion or gel products are produced in our Baltimore, Maryland facility. At each facility, a 24-hour quality control function and hourly accountability provide significant value to our customers' product development personnel, who are typically responsible for sample system quality. In addition to the patents pending on a number of our manufacturing processes, we use a number of proprietary techniques in producing label samplers. Similar to the formulated paper operation, sampling quality control personnel evaluate all sample systems by roll and provide full accountability for our production.

     We also have agreements with North American, European and Australian printers and label manufacturers that we contract with to produce some materials for our customers. These arrangements are typically utilized when foreign distribution is required or demand exceeds our internal capacity. Each of these arrangements is protected by non-competition agreements.

     Both our Chattanooga and Baltimore operations have been awarded The Procter & Gamble Triple Pinnacle Award, which is presented to companies as recognition for having met certain quality requirements and having demonstrated outstanding quality assurance. Both operations are also registered with the Food and Drug Administration for the packaging of regulated cosmetic products and we maintain environmentally controlled cGMP (current good manufacturing practice) compliant facilities.

Sources and Availability of Raw Materials

     Generally, the raw materials used by our Company in the manufacturing of our products have been readily available from numerous suppliers and have been purchased by our Company at prices that we believe are competitive. However, our encapsulated paper products utilize specific grades of paper which we purchase primarily from one manufacturer. These paper products are subject to comprehensive evaluation and certification by us for quality, consistency and fit. Some of our laminates are purchased from single sources under certain specifications. We have not experienced any significant material supply shortages in the past, nor are any anticipated.

Competition

     Our competitors, some of whom have substantially greater capital resources than our Company, are actively engaged in manufacturing products similar to, or in competition with, our products. Competition in our markets is based upon product quality, product technologies, customer relationships, price and customer service. Our principal competitors in the printed fragrance and cosmetic samplers market are the fragrance division of Vertis, Inc., Orlandi, Inc., Delta Graphics, Inc., Nord'est, Marietta Corp., Klocke, RotaScent GmbH, Manka Creations and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packets, sachets, blister packs and scratch and sniff products. In addition, some cosmetics companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions.

Environmental and Safety Regulation

     Our operations are subject to extensive laws and regulations relating to the storage, handling, emission, transportation and discharge of materials into the environment and the maintenance of safe conditions in the workplace. Our policy is to comply with all legal requirements of applicable environmental, health and safety laws and regulations. We believe that we are in general compliance with such requirements and have adequate professional staff and systems in place to remain in compliance, although there can be no assurances that this is the case. We consider costs for environmental compliance to be a normal cost of doing business and include such costs in pricing decisions.

Employees

     As of August 31, 2003, we employed 481 persons, which included 278 hourly and 203 salaried and management personnel. A substantial number of our zhourly employees are represented by the Graphics Communications International Union
(GCIU) local 197-M. Management considers our relations with the union to be good. However, the labor contract with our union expired by its terms on March 31, 2003. Since that time, members of the union have continued to work under the terms we have proposed for a new contract. We continue to work with the union to execute a new contract containing those terms.

                                  RISK FACTORS

Our substantial indebtedness and restrictive covenants imposed by the terms of our indebtedness could adversely affect our cash flow and prevent us from fulfilling our obligations under our notes.

     We have substantial indebtedness and debt service obligations. As of June 30, 2003, Holding and AKI had total consolidated indebtedness of approximately $121.6 million. As of August 31, 2003, AKI had outstanding borrowings of $8.1 million under its term loan with Heller Financial, Inc., $18.6 million under its revolving credit agreement with Heller Financial, Inc. and $0.4 million under a promissory note with AHC. In addition, as of such date, additional borrowings of up to approximately $1.1 million were available under the revolving loan commitment of the credit agreement, subject to specified conditions. The indenture governing AKI's 10 1/2% Senior Notes due 2008 and the credit agreement permit our Company and its restricted subsidiaries, as defined in the indenture, in each case, to incur additional indebtedness if we meet specified requirements.

     The level of our indebtedness could have negative consequences to holders of the notes, including, but not limited to, the following:

o a substantial portion of cash flow from operations must be dedicated to debt service and will not be available for other purposes;

o additional debt financing in the future for working capital, capital expenditures or acquisitions may be limited;

o our level of indebtedness could limit flexibility in reacting to changes in the operating environment and economic conditions generally;

o    our  level  of   indebtedness   could  restrict  our  ability  to  increase
     manufacturing capacity;

o we may face difficulties in satisfying our obligations with respect to our indebtedness; and

o a portion of our borrowings bear interest at variable rates of interest, which could result in higher interest expense in the event of an increase in market interest rates.

     The indenture and the credit agreement contain covenants that, among other things, limit the ability of our Company and its restricted subsidiaries to:

o    pay dividends or make certain restricted payments;

o    incur additional indebtedness and issue preferred stock;

o    create liens;

o    incur dividend and other payment restrictions affecting subsidiaries;

o enter into mergers, consolidations or sales of all or substantially all of the assets of our Company;

o    enter into certain transactions with affiliates; and

o    sell certain assets.

     In addition, the credit agreement requires us to maintain specified financial ratios and satisfy specified financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests in the future.

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     The ability of our Company to pay principal and interest on the notes and to satisfy our other debt obligations will depend upon AKI's future operating performance. AKI's future operating performance will be affected by prevailing economic conditions and financial, business and other factors, which factors may be beyond our control. We anticipate that our operating cash flow, together with available borrowings under the credit agreement, will be sufficient to meet our operating expenses and to service our debt requirements as they become due. However, if we are unable to service our indebtedness, we may be required to take action such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. If we are unable to maintain the specified financial ratios or generate sufficient cash flow or otherwise obtain funds necessary to make required payments, we would be in default under the terms of our indebtedness, which would permit the holders of such indebtedness to accelerate the maturity of the indebtedness.

An investor's right to receive payments on the notes is junior to our existing and future secured indebtedness.

     Under the terms of our credit agreement, Heller Financial, Inc., the lender under the credit agreement, has a security interest in substantially all of the current and future assets of AKI. In the event of default under the credit agreement, whether as a result of the failure to comply with a payment or other covenant, a cross-default or otherwise, the lender will have a prior secured claim on the capital stock of AKI and our encumbered assets. As a result, our encumbered assets would be available to pay obligations on the notes only after borrowings under the credit agreement and any other secured indebtedness have been paid in full. If the lender should attempt to foreclose on its collateral, our financial condition would be materially adversely affected and the value of the notes could be eliminated. As of August 31, 2003, AKI had outstanding borrowings under the credit agreement consisting of a $8.1 million term loan and a $18.6 million revolving loan and could borrow an additional $1.1 million under the revolving loan commitment of the credit agreement, subject to specified conditions.

Our results of operations could be adversely affected if the U.S. Postal Service reclassifies our sampling systems or the sampling products of our competitors.

     Most of our sampling systems are approved by the U.S. Postal Service ("USPS") for inclusion in subscription magazines mailed at periodical postage rates. The USPS approved sampling systems have a significant cost advantage over other competing sampling products, such as miniatures, vials, packettes, sachets and blister packs, because these competing products cause an increase from periodical postage rates to the higher third-class rates for the magazine's entire circulation. Subscription magazine sampling inserts delivered to consumers through the USPS accounted for approximately 22% of our net sales in fiscal 2003. There can be no assurance that the USPS will not approve other competing types of sampling systems for use in subscription magazines without requiring a postal surcharge, or that the USPS will not reclassify our sampling systems such that they would incur a postal surcharge. Any such action by the USPS could have a material adverse effect on our results of operations and financial condition.

We rely on a small number of customers for a large portion of our revenues.

     Our top ten customers by sales revenue accounted for approximately 71% of our net sales in fiscal 2003. None of our customers, other than Estee Lauder and Mary Kay, accounted for 10% or more of net sales in fiscal 2003. Although we have long-established relationships with most of our major customers, we do not have long-term contracts with any of our customers. We may be required by some customers to qualify our manufacturing operations under specified supplier standards. There can be no assurance that we will be able to qualify under any supplier standards or that our customers will continue to purchase sampling systems from us if our manufacturing operations are not so qualified. An adverse change in our relationship with significant customers, including Estee Lauder or Mary Kay, would have a material adverse effect on our results of operations and financial condition.

Our ability to compete with other companies depends, in part, on our ability to meet customer needs on a cost-effective and timely basis.

     Our competitors, some of whom have substantially greater financial resources than our Company, are actively engaged in manufacturing products similar to those of our Company. Our principal competitors in the cosmetic sampling market are the fragrance division of Vertis, Inc., Orlandi Inc., Delta Graphics, Nord'est, Marietta Corp., Klocke, Rotocon, Ascent and Appliquesence. We also compete with numerous manufacturers of miniatures, vials, packettes, sachets, blister packs and scratch and sniff products. In addition, certain cosmetic companies produce sampling products for their own cosmetic products. We also compete with numerous other marketing and advertising venues for marketing dollars our customers allocate to various types of advertising, marketing and promotional efforts such as print, television and in-store promotions. Competition in our market is primarily based upon price, product quality, product technologies, customer relationships and customer service. The future success of our business will depend in large part upon our ability to market and manufacture products and services that meet customer needs on a cost-effective and timely basis. There can be no assurance that capital will be available for these purposes, that investments in new technology will result in commercially viable products or that we will be successful in generating sales on commercially favorable terms, if at all.

We must protect our intellectual property to be successful.

     Our success, competitive position and revenues will depend, in part, upon our ability to protect our proprietary and patented technologies and to operate without infringing on the proprietary rights of others. Although we have certain patents and have filed, and expect to continue to file, other patent applications, there can be no assurance that our issued patents are enforceable or that our patent applications will mature into issued patents. The expense involved in litigation regarding patent protection or a challenge thereto has been and could be significant and we cannot estimate any future expense. A portion of our manufacturing processes are not covered by any patent or patent application. As a result, our business may be adversely affected by competitors who independently develop technologies substantially equivalent to those employed by us.

Our business is affected by the advertising budgets of our customers and is cyclical and seasonal in nature.

     The advertising and marketing budgets of our customers, and therefore our revenues, are susceptible to prevailing economic cycles and market conditions that affect advertising and marketing expenditures, the performance of the products of our customers in the marketplace and other related factors. There can be no assurance that reductions in advertising spending will not occur, which could have a material adverse effect on our results of operations and financial condition.

     In addition, our sales and operating results have historically reflected seasonal variations. These seasonal variations are based on the timing of our customers' advertising and marketing campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. These seasonal fluctuations require us to accurately allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. If we fail to adequately plan for our seasonal fluctuations, our business may be adversely affected.

Our results of operations and financial condition may be adversely affected by an increase in raw material prices or a decrease in raw material supply.

     Paper is the primary raw material utilized by our Company in producing our sampling systems. Paper costs represented approximately 18% of our cost of goods sold in each of fiscal 2003 and 2002 and 28% of our cost of goods sold in fiscal 2001. Significant increases in paper costs could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to price our products to reflect such increases. There can be no assurance that our customers would accept such price increases or the extent to which such price increases would impact their decision to utilize our sampling systems.

     Substantially all of our ScentStrip(R) sampling systems, which accounted for approximately 39% of our net sales in fiscal 2003, utilize specific grades of paper that are subject to comprehensive evaluation and certification by us for quality, consistency and fit. These grades of paper are produced exclusively for us by one domestic supplier. We do not have a purchase agreement with the supplier and are not aware of any other suppliers of these specific grades of paper. Although our products can be manufactured using other grades of paper, we believe that the specific grades currently used provide us with an advantage over our competitors. We continue to research methods of replicating the advantages of these specific grades of paper with other available grades of paper. Until alternative methods are developed, a loss of our supply of paper and the resulting competitive advantage could have a material adverse effect on our results of operations and financial condition to the extent that we are unable to obtain such paper elsewhere.

     Certain of our label sampling systems, which accounted for approximately 26% of our net sales in fiscal 2003, utilize component materials that are sourced from one qualified vendor. Although alternative sources are being sought for the component materials, there can be no assurance that we will be successful in locating another vendor. A loss of supply of materials could have a material adverse effect on our results of operations and financial condition to the extent we are unable to obtain materials elsewhere.

We receive a portion of our revenue from foreign countries which is subject to foreign laws and regulations and political and economic events.

     Approximately 24% of our net sales in fiscal 2003 was generated outside the United States. Foreign operations are subject to risks inherent in conducting business abroad, including, among others, exposure to foreign currency fluctuations and devaluations or restrictions on money supplies, foreign and domestic export law and regulations, price controls, taxation, tariffs, import restrictions and other political and economic events beyond our control. We have not experienced any material effects of these risks as of yet, but there can be no assurance that they will not have such an effect in the future.

We are controlled by DLJMBII whose interests may conflict with the interests of the holders of the notes.

     DLJMBII has the power to elect a majority of the directors of AHC and generally exercises significant control over the business, policies and affairs of AHC, Holding, AKI and its subsidiaries through its ownership of AHC. DLJMBII currently owns approximately 98.8% of AHC's outstanding common stock. DLJMBII may have interests that could be in conflict with those of the holders of the notes and may take actions that adversely affect the interests of the holders of the notes.

Our business may be adversely affected by a labor dispute.

     As of August 31, 2003, approximately 47% of our employees worked under a collective bargaining agreement that expired on March 31, 2003. Since that time, members of the union have continued to work under the terms we have proposed for a new contract. There can be no assurance that the union will execute a collective bargaining agreement containing our proposed terms. A prolonged labor dispute (which may include a work stoppage) could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.       PROPERTIES

     We own land and buildings in Chattanooga, Tennessee, that are used for production, administration and warehousing. Our executive offices and primary facility at 1815 East Main Street are located on 2.55 acres and encloses approximately 67,900 square feet. A second facility housing product development and additional manufacturing areas at 1600 East Main Street is located three blocks away on 2.49 acres and encloses approximately 36,700 square feet. We have a third facility at 3501 St. Elmo Avenue in Chattanooga, Tennessee, which is used for production and warehousing. This facility is located on 1.875 acres and encloses approximately 29,500 square feet.

     We lease buildings in Baltimore, Maryland, that are used for production and warehousing. The production facility at 7600 Energy Parkway encloses approximately 50,000 square feet and its lease expires in August, 2004. The warehouse facility at 7525 Perryman Court encloses approximately 13,000 square feet and its lease expires in May, 2004 with options to renew the lease for two additional one year periods.

     We also lease sales offices in New York, New York, Paris, France and London, England.

ITEM 3.       LEGAL PROCEEDINGS

     We do not believe that there are any pending legal proceedings that, if adversely determined, would have a material adverse effect on our financial condition or results of operations, taken as a whole.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for Holding's or AKI's common stock. As of August 31, 2003, AHC was the sole holder of record of Holding's common stock and Holding was the sole holder of record of AKI's common stock. Generally, neither Holding nor AKI pays dividends on its shares of common stock and neither expects to pay dividends on its shares of common stock in the foreseeable future. The notes and the credit agreement contain restrictions on AKI's ability to pay dividends on its common stock.

ITEM 6.       SELECTED FINANCIAL DATA

     The selected historical consolidated financial data presented below as of June 30, 2003, 2002, 2001, 2000 and 1999 and the years ended June 30, 2003,
2002, 2001, 2000 and 1999 have been derived from the historical consolidated financial statements of our company. The information contained in this table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and our Consolidated Financial Statements and the notes thereto included elsewhere in this report.




                                    June 30,        June 30,       June 30,       June 30,        June 30,
   (dollars in thousands)             2003            2002           2001           2000            1999
                                      ----            ----           ----           ----            ----
   Statement of Operations Data:
   Net sales                       $ 115,308      $ 120,893       $ 115,395      $  99,811      $  87,169
   Cost of goods sold                 73,883         73,888          71,336         61,552         56,401
                                   ---------      ---------       ---------      ---------      ---------
   Gross profit                       41,425         47,005          44,059         38,259         30,768
   Selling, general and
     administrative expenses          17,971         18,943          18,199         16,980         14,500
   Amortization of goodwill            1,143          6,451           5,757          5,336          4,606
   Gain from settlement, net               -           (992)              -           (858)             -
                                   ---------      ---------       ---------       --------      ---------
   Income from operations             22,311         22,603          20,103         16,801         11,662
   Interest expense, net              14,355         15,633          16,911         17,401         16,740
   Management fees                       325            250             250            250            250
   (Gain) loss from early
     retirement of debt (1)              871         (3,941)         (3,302)        (1,787)             -
   Other, net                             33              -               -              -            128
   Income tax expense (benefit)        2,260          5,924           4,735          2,294           (340)
                                   ---------      ---------       ---------      ---------      ---------
     Net income (loss)             $   4,467      $   4,737       $   1,509      $  (1,357)     $  (5,116)
                                   =========      =========       =========      =========      =========

   Balance Sheet Data (at end
   of period):
   Cash and cash equivalents       $   1,470      $   1,875       $   4,654      $   1,158      $   7,015
   Working capital                    13,832         11,571          10,169         13,759         14,853
   Total assets (2)                  218,702        226,279         214,184        223,274        210,386
   Total debt                        121,635        131,661         127,939        145,722        146,688
   Total stockholder's equity         75,245         69,897          64,769         58,834         49,797

   Other Data:
   Capital expenditures            $   2,345      $   1,338       $   3,015      $   2,782      $   2,856
   Ratio of earnings to fixed
   charges (3)                          1.5x           1.7x            1.4x           1.1x            ---


------------

(1) Extraordinary gains from previous years have been reclassed to conform with current year presentation, in accordance with the provisions of SFAS 145.
(2) Total assets at June 30, 2002 have been restated to conform with current year presentation.
(3) For purposes of calculating the ratio of earnings to fixed charges, "earnings" represent income (loss) before income taxes plus fixed charges. "Fixed charges" consist of interest on all indebtedness and amortization of deferred financing costs. Earnings were not sufficient to cover fixed charges by $5,456 for the year ended June 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Our sales are primarily derived from the sale of sampling systems to cosmetics, fragrance and consumer products companies. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each customer's sampling program is unique and pricing is negotiated based on estimated costs plus a margin. While our Company and our customers generally do not enter into long-term contracts, we have had long-standing relationships with the majority of our customer base.

The Acquisition

     DLJMBII and certain members of our prior management organized AHC I Merger Corp. for purposes of acquiring Arcade Holding Corporation, our predecessor. On December 15, 1997, the merger corporation acquired all of the equity interests of the predecessor corporation (the "Acquisition") for $205.7 million (including related fees, expenses and cash for working capital). Included in the total cost of the Acquisition were approximately $6.2 million in non-cash costs comprised of (1) the assumption of a promissory note issued by the predecessor corporation in connection with the 1995 acquisition of Scent Seal, Inc., and certain capital lease obligations and (2) the exchange of stock options to acquire common stock in the predecessor corporation by the predecessor corporation's chief executive officer for an option to acquire preferred stock in AHC.

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

     The merger corporation's senior increasing rate notes were subsequently repaid on June 25, 1998 from the proceeds of AKI's issuance of $115.0 million of AKI's notes and from a capital contribution from Holding. On June 25, 1998, Holding issued and sold its debentures totaling $50.0 million in aggregate principal amount at maturity for gross proceeds of $26.0 million, the majority of which were used to fund Holding's equity contribution to AKI. All of these debentures have been repurchased by the Company as of June 30, 2003.

     The Acquisition was accounted for using the purchase method of accounting and resulted in the recognition of $153.9 million of goodwill.

3M Acquisition

     On June 22, 1998, we acquired the fragrance sampling business of the Industrial and Consumer Products division of Minnesota Mining and Manufacturing Company (3M) for $7.3 million in cash and the assumption of a liability of $0.2 million to one of the customers of the business. We financed the 3M acquisition with borrowings under the credit agreement. These borrowings were subsequently repaid.

RetCom Acquisition

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement.

Color Prelude Acquisition

     On December 18, 2001, we acquired the CP business for $19.4 million. We financed the CP acquisition with borrowings under our credit agreement.

Results of Operations

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     Net Sales. Net sales for the fiscal year ended June 30, 2003 decreased $5.6 million, or 4.6%, to $115.3 million as compared to $120.9 million for the fiscal year ended June 30, 2002. The decrease in net sales was primarily attributable to a decrease in sales of sampling technologies for advertising and marketing of domestic cosmetic products and international fragrance products partially offset by an increase in the sales of sampling technologies for advertising and marketing of domestic consumer products and international cosmetic products and favorable foreign exchange rates.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2003 decreased $5.6 million, or 11.9%, to $41.4 million as compared to $47.0 million for fiscal year ended June 30, 2002. Gross profit as a percentage of net sales decreased to 35.9% in the fiscal year ended June 30, 2003, from 38.9% in the fiscal year ended June 30, 2002. The decrease in gross profit and gross profit as a percentage of net sales is primarily due to the decrease in sales volume and changes in product mix and increased fixed costs associated with a full-year operation of CP partially offset by favorable foreign exchange rates.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2003 decreased $0.9 million, or 4.8% to $18.0 million as compared to $18.9 million for the fiscal year ended June 30, 2002. Selling, general and administrative expenses as a percent of net sales was 15.6% in the fiscal years ended June 30, 2003 and 2002. The decrease in selling, general and administrative expenses is primarily related to a decrease in legal fees and incentive compensation expense partially offset by increased expenses associated with a full-year operation of CP.

     Amortization of Goodwill. Amortization of goodwill for the fiscal year ended June 30, 2003 decreased $4.8 million, or 100%, to $0, as compared to $4.8 million for the fiscal year ended June 30, 2002. The decrease in amortization of goodwill resulted from the adoption of FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". We completed our initial and first annual tests of the carrying value of goodwill which resulted in no impairment.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2003 decreased $0.3 million, or 1.3%, to $22.3 million as compared to $22.6 million for the fiscal year ended June 30, 2002. Income from operations as a percentage of net sales increased to 19.3% in the fiscal year ended June 30, 2003 from 18.7% in the fiscal year ended June 30, 2002. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2003 decreased $1.2 million, or 7.7% to $14.4 million, as compared to $15.6 million for the fiscal year ended June 30, 2002. Interest expense as a percentage of net sales decreased to 12.5% in the fiscal year ended June 30, 2003 from 12.9% in the fiscal year ended June 30, 2002. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to retired Senior Discount Debentures partially offset by a full year of interest payable on the term loan incurred in connection with the CP acquisition.

     Interest expense for AKI for the fiscal year ended June 30, 2003 increased $0.2 million, or 1.6%, to $12.7 million, as compared to $12.5 million for the fiscal year ended June 30, 2002. Interest expense as a percentage of net sales increased to 11.0% in the fiscal year ended June 30, 2003 from 10.3% in the fiscal year ended June 30, 2002. The increase in interest expense, including the amortization of deferred financing costs, is primarily due to a full year of interest payable on the term loan incurred in connection with the CP acquisition.

     Gain / Loss from Early Retirement of Debt. A loss from early retirement of debt of $0.9 million for the fiscal year ended June 30, 2003 and a gain of $3.9 million for the fiscal year ended June 30, 2002 resulted from the purchase of Senior Discount Debentures. The purchased securities were subsequently retired.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2003 decreased $3.6 million to $2.3 million as compared to $5.9 million for the fiscal year ended June 30, 2002. The decrease is due to the decrease in income before income taxes and non-deductible expenses principally as a result of the factors described above and the loss from early retirement of debt.

     Income tax expense for AKI for the fiscal year ended June 30, 2003 decreased $2.3 million to $3.4 million as compared to $5.7 million for the fiscal year ended June 30, 2002. The decrease is due to the decrease in income before income taxes and non-deductible expenses principally as a result of the factors described above.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

     Net Sales. Net sales for the fiscal year ended June 30, 2002 increased $5.5 million, or 4.8%, to $120.9 million as compared to $115.4 million for the fiscal year ended June 30, 2001. The increase was attributable to sales of sampling technologies for advertising and marketing of cosmetics by CP, partially offset by decreases in volume of core product sales of sampling technologies for advertising and marketing of fragrance, cosmetic and consumer products. We believe the decline in core product sales is predominately attributable to the weak economic conditions in the United States, particularly in the advertising industry. We cannot predict if this trend will worsen or when sales may increase in the future. Sales of the CP products in the fiscal year ended June 30, 2002 totaled $24.0 million, a significant increase compared to CP's historical levels due to sales related to a new sampling technology and the major introduction of new products by Mary Kay. We do not believe that sales increases of this magnitude will continue long-term.

     Gross Profit. Gross profit for the fiscal year ended June 30, 2002 increased $2.9 million, or 6.6%, to $47.0 million as compared to $44.1 million for fiscal year ended June 30, 2001. Gross profit as a percentage of net sales increased to 38.9% in the fiscal year ended June 30, 2002, from 38.2% in the fiscal year ended June 30, 2001. The increase in gross profit and gross profit as a percentage of net sales is primarily due to the increase in sales volume and to a lessor extent manufacturing scheduling efficiencies, reduced premium labor and certain material costs.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended June 30, 2002 increased $0.7 million, or 3.9% to $18.9 million as compared to $18.2 million for the fiscal year ended June 30, 2001. The increase in selling, general and administrative expenses was primarily due to increased expenses related to the CP operation and acquisition, an increase in legal fees related to a patent infringement lawsuit brought by AKI, an estimated loss on office lease abandonment and an estimated loss to settle a foreign value added tax audit partially offset by a decrease in personnel in fiscal year 2002, a decrease in sales commissions and incentive bonuses and foreign exchange transaction gains. Selling, general and administrative expenses as a percent of net sales decreased to 15.6% in the fiscal year ended June 30, 2002 from 15.8% in the fiscal year ended June 30, 2001.

     Income from Operations. Income from operations for the fiscal year ended June 30, 2002 increased $2.5 million, or 12.4%, to $22.6 million as compared to $20.1 million for the fiscal year ended June 30, 2001. Income from operations as a percentage of net sales increased to 18.7% in the fiscal year ended June 30, 2002 from 17.4% in the fiscal year ended June 30, 2001, principally as a result of the factors described above and the net settlement of the RCC purchase price dispute.

     Interest Expense. Interest expense for the fiscal year ended June 30, 2002 decreased $1.3 million, or 7.7% to $15.6 million, as compared to $16.9 million for the fiscal year ended June 30, 2001. Interest expense as a percentage of net sales decreased to 12.9% in the fiscal year ended June 30, 2002 from 14.6% in the fiscal year ended June 30, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Discount Debentures and Senior Notes and reduced average borrowings and lower interest rates under the revolving loan and the promissory note to a stockholder partially offset by the additional term loan incurred in connection with the CP acquisition.

     Interest expense for AKI for the fiscal year ended June 30, 2002 decreased $0.7 million, or 5.3%, to $12.5 million, as compared to $13.2 million for the fiscal year ended June 30, 2001. Interest expense as a percentage of net sales decreased to 10.3% in the fiscal year ended June 30, 2002 from 11.4% in the fiscal year ended June 30, 2001. The decrease in interest expense, including the amortization of deferred financing costs, is primarily due to a decrease in interest expense related to the repurchased and retired Senior Notes and reduced average borrowings and lower interest rates under the revolving loan and the promissory note to an affiliate partially offset by the additional term loan incurred in connection with the CP acquisition.

     Gain from early retirement of debt. A gain from early retirement of debt of $3.9 million for the fiscal year ended June 30, 2002 and $3.3 million for the fiscal year ended June 30, 2001 resulted from the purchase of Senior Discount Debentures in fiscal year 2002 and from the purchase and subsequent contribution in fiscal 2001 of Senior Discount Debentures by AHC, and the purchase of Senior Notes in fiscal 2001. The purchased and contributed securities were subsequently retired.

     A gain from early retirement of debt for AKI of $0.7 for the fiscal year ended June 30, 2001 resulted from the purchase in fiscal year 2001 of Senior Notes. The purchased securities were subsequently retired.

     Income Tax Expense. The income tax expense for the fiscal year ended June 30, 2002 increased $1.3 million to $4.7 million as compared to $3.4 million for the fiscal year ended June 30, 2001. The increase is due to the increase in income before income taxes and extraordinary gain.

     Income tax expense for AKI for the fiscal year ended June 30, 2002 increased $1.0 million to $5.7 million as compared to $4.7 million for the fiscal year ended June 30, 2001. The increase is due to the increase in income before income taxes and extraordinary gain.

Commitments and Contingencies

     The following table summarizes our contractural obligations and other contingencies as of June 30, 2003:


                                                           Payments due by fiscal year
                                 --------------------------------------------------------------------------------
                                     2004         2005         2006         2007         2008       Thereafter        Total
                                     ----         ----         ----         ----         ----       ----------        -----

Debt obligations:
    Principal.................   $     1,875   $     2,125  $     2,625  $     1,500  $   108,510   $         -    $   116,635
    Interest*.................        11,616        11,498       11,363       11,203       11,019             -         56,699
Standby letter of credit......             -             -           87            -            -           291            378
Operating leases..............         1,375         1,051        1,017          809          656         2,217          7,125
Minimum royalties**...........         1,190         1,190        1,190        1,190        1,190         5,416         11,366
Unconditional raw material
purchase obligations..........         8,461             -            -            -            -             -          8,461
Other long-term obligations...           750           750            -            -            -             -          1,500
                                 -----------   -----------  -----------  -----------  -----------   -----------    -----------

      Total...................   $    25,267   $    16,614  $    16,282  $    14,702  $   121,375   $     7,924    $   202,164
                                 ===========   ===========  ===========  ===========  ===========   ===========    ===========



       * Interest for floating rate obligations has been calculated using the rates in effect as of June 30, 2003.
       ** Minimum royalties which are subject to CPI adjustment have been calculated based on the CPI as of June 30, 3003.


Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of June 30, 2003, we had consolidated indebtedness in an aggregate amount of $121.6 million (excluding trade payables, accrued liabilities and deferred taxes), which is a direct obligation of AKI relating to its notes, term loan and revolving credit line. At June 30, 2003, AKI had $21.8 million in accrued liabilities (including trade payables, accrued liabilities, deferred taxes and other liabilities). As of August 31, 2003, AKI had outstanding borrowings of $8.1 million under the term loan of the credit agreement, $18.6 million under the revolving loan commitment of the credit agreement and $0.4 million under a promissory note with AHC.

     Borrowings under the revolving credit line are limited to a maximum amount equal to $20.0 million. At June 30, 2003 and August 31, 2003, AKI had borrowing availability of approximately $9.7 million and $1.1 million, respectively, subject to a borrowing base calculation and the achievement of specified financial ratios and compliance with specified conditions. The interest rate for borrowings under the credit agreement are determined from time to time based on our choice of formulas, plus a margin. The credit agreement will mature on December 31, 2006.

     The indenture governing the notes and the credit agreement permit AKI to incur additional indebtedness, subject to specified limitations. In addition, the indenture contains restrictive covenants that, among other things, limit the ability of AKI to: (i) pay dividends or make certain restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) create liens;
(iv) incur dividend and other payment restrictions affecting subsidiaries; (v) enter into mergers, consolidations or sales of all or substantially all of the assets of our company; (vi) enter into certain transactions with affiliates; and
(vii) sell certain assets. The Company was in compliance with all such covenants as of June 30, 2003.

     AKI's principal liquidity requirements are for operating working capital, debt service requirements and fees under the notes and the credit agreement. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, which was $14.2 million and $13.8 million for fiscal 2003 and 2002, respectively, together with borrowings under revolving credit facilities. Net cash provided by operating activities during fiscal 2003 resulted primarily from net income before depreciation and amortization and a decrease in inventory levels, net of CP acquisition, partially offset by increased accounts receivable and a decrease in accounts payable and accrued expenses.

     We define Adjusted EBITDA (also referred to as EBITDA in our credit agreement) as net income or loss plus income taxes, interest expense, loss from early retirement of debt, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gain from early retirement of debt. Adjusted EBITDA is not a measure of financial or operating performance, cash flow or liquidity under generally accepted accounting principles, and should not be used by itself or in the place of net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a financial or liquidity measure.

     We use Adjusted EBITDA to manage and evaluate our business operations. Our management evaluates Adjusted EBITDA because it excludes certain cash and non-cash items that are either beyond our immediate control or that we believe are not characteristic of our underlying business operation for the period in which they are recorded, or both. We believe the presentation of Adjusted EBITDA is relevant because Adjusted EBITDA is a measurement that we and our lenders use to comply with our debt covenants and establish our interest rate on a portion of our debt. Investors should be aware that the way by which we calculate Adjusted EBITDA may not be comparable with similarly titled measures presented by other companies and comparisons of such amounts could be misleading unless all companies and analysts calculate such measures in the same manner.

     The calculation of adjusted EBITDA for the years ended June 30, 2003 and 2002 for Holding and AKI is as follows (dollars in millions):



                                                      Holding                                      AKI
                                        -------------------------------------      ------------------------------------
                                           2003         2002         2001             2003        2002         2001
                                           ----         ----         ----             ----        ----         ----

Net income.......................         $    4.4     $    4.7     $    1.5         $    5.8    $    4.1     $    2.4

Income tax expense...............              2.3          5.9          4.7              3.5         5.7          4.9
Interest expense.................             14.4         15.6         16.9             12.7        12.5         13.2
Depreciation and amortization
     of goodwill and other
     intangibles.................              7.3         12.1         10.1              7.3        12.1         10.1
Loss (gain) from early
     retirement of debt..........              0.9         (3.9)        (3.3)              --          --         (0.7)
                                          --------     --------     --------         --------    --------     --------

Adjusted EBITDA..................         $   29.3     $   34.4     $   29.9         $   29.3    $   34.4     $   29.9
                                          ========     ========     ========         ========    ========     ========



     In fiscal 2003 and fiscal 2002, we had capital expenditures of approximately $2.3 million and $1.3 million, respectively. These capital expenditures consisted primarily of the purchase and maintenance of manufacturing equipment and furniture and fixtures and maintaining and upgrading our computer systems.

     On September 15, 1999, we acquired all of the issued and outstanding shares of capital stock of RetCom at a purchase price of approximately $12.5 million and refinanced working capital indebtedness of approximately $4.5 million of RetCom and its subsidiaries. The purchase price and refinancing of indebtedness were financed by borrowings under the credit agreement. In fiscal 2002 we received $1.0 million as a result of the purchase price reduction from the sellers of RetCom.

     On December 18, 2001, we acquired the CP business for $19.4 million. We financed the CP acquisition with borrowings under our credit agreement.

     We may from time to time evaluate additional potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all.

     At June 30, 2003, AHC had outstanding $62.7 million of floating rate notes which bear interest at approximately 16% per annum and mature on December 15, 2009, and approximately $114.7 million of Senior Preferred Stock which accrue dividends at 15% per annum and must be redeemed by December 15, 2012. Interest on the notes and dividends on the senior preferred stock may be settled through the issuance of additional floating rate notes and senior preferred stock through maturity or redemption, respectively. The floating rate notes are general, unsecured obligations of AHC and are not obligations of, or guaranteed by Holding, AKI or any of its subsidiaries. AHC is a holding company and is dependent upon the cash flows of its subsidiaries and the payment to it of funds by its subsidiaries.

     During the year ended June 30, 2003, Holding purchased, with proceeds from distributions from AKI, its 13.5% Senior Discount Debentures due 2009 with an accreted value of $17.5 million for $18.0 million. The purchase caused there to be no outstanding Debentures for Holding as of such date. AKI funded the distribution through borrowings under its credit agreement.

     In September 1999, AHC consummated a private placement to DLJMBII of 15,000,000 shares of its common stock at a purchase price of $1.00 per share. Substantially all of the proceeds were used in fiscal 2001 and 2000 to reduce outstanding indebtedness of Holding and AKI. The balance of the proceeds may become available to us to reduce outstanding indebtedness of Holding or AKI or for working capital or other general corporate purposes, but there is no obligation on the part of AHC to make any of these funds available.

     Capital expenditures for the fiscal year ending June 30, 2004 are budgeted to be between approximately $3.0 million and $4.0 million. Based on borrowings outstanding (other than pursuant to the revolving credit agreement) as of June 30, 2003 and borrowings outstanding under the revolving credit agreement as of August 31, 2003, we expect total cash payments for debt service in fiscal 2004 to be approximately $14.1 million, consisting of $1.9 million in term loan principal payments, $10.9 million in interest payments on the Notes and $1.3 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.2 million during fiscal 2004.

     We believe that, in the absence of future acquisitions, cash flows from existing operations and available borrowings will be sufficient to fund budgeted capital expenditures, working capital requirements and interest and principal payments on our indebtedness, including the Notes for fiscal 2004. In the event we consummate any additional acquisitions, we may seek additional debt or equity financings subject to compliance with the terms of the indenture.

     At June 30, 2003, AKI's consolidated cash and cash equivalents and net working capital were $1.5 million and $10.6 million, respectively, representing a decrease in cash and cash equivalents of $0.4 million and a decrease in net working capital of $1.0 million from June 30, 2002. Account receivables, net, at June 30, 2003 decreased 10.1% or $2.4 million over the June 30, 2002 amount, primarily due to a decrease in fourth quarter sales.

Seasonality

     Our sales of sampling technologies for advertising and marketing of fragrance products have historically reflected seasonal variations. Such seasonal variations are based on the timing of our customers' advertising campaigns, which have traditionally been concentrated prior to the Christmas and spring holiday seasons. As a result, a higher level of sales are generally reflected in our first and third fiscal quarters ended September 30 and March 31 when sales from such advertising campaigns are principally recognized. These seasonal fluctuations require us to allocate our resources to manage our manufacturing capacity, which often operates at full capacity during peak seasonal demand periods. The severity of our seasonal sales variations has decreased over time as we have developed and acquired other sampling technologies for advertising and marketing of cosmetic and consumer products.

Recently Issued Accounting Standards

     Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was applied at the beginning of our 2003 fiscal year. The adoption of SFAS 142 eliminated the amortization of goodwill, approximately $4.8 million in fiscal 2002, while requiring annual tests for impairment of goodwill. The Company completed its initial and first annual tests of the carrying value of goodwill which resulted in no impairment.

     FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB No. 30, "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". SFAS No. 145, which the Company adopted in fiscal 2003, requires early retirements of debt to be included in income from continuing operations. Gains and losses on early retirement of debt that were classified as extraordinary items in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary item were reclassified. In fiscal 2002 the Company reported an approximate $2.7 million extraordinary gain from early retirement of debt, net of tax.

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

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2002. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial position or cash flows.

Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 2 to the consolidated financial statements.

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

o Revenue recognition. We recognize revenue when the risks and rewards of ownership are assumed by the buyer. This generally occurs upon delivery of product to the buyer.

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

     In addition, such forward-looking statements are necessarily dependent upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risk, uncertainties and other factors. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "pro forma," "anticipates," "intends" or the negative of any such word, or other variations or comparable terminology, or by discussions of strategy or intentions. Given these uncertainties, readers are cautioned not place undue reliance on any forward-looking statements. We disclaim any obligations to update any factors or to publicly announce the results of any revisions to any of the forward-looking statements contained in this document to reflect future events or developments.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In fiscal 2003, we generated approximately 24% of our sales from customers outside the United States, principally in Europe. International sales are generated primarily from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At June 30, 2003, there were no forward exchange contracts outstanding.

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

ITEM 9.      CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have concluded as of the end of the period covered by this report that our disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls during the period covered by this report.

                                    PART III

ITEM 10.      EXECUTIVE OFFICERS AND DIRECTORS OF REGISTRANT

     The following table sets forth certain information with respect to the directors and executive officers of Holding as of September 1, 2003.

Name                       Age         Position
----                       ---         --------
David M. Wittels *          39         Chairman of the Board and Director
William J. Fox *            47         President, Chief Executive Officer and
                                       Director
Kenneth A. Budde            54         Senior Vice President, Chief Financial
                                       Officer and Secretary
A. Bruce Prashker           41         Senior Vice President and Assistant
                                       Secretary
Hugh R. Kirkpatrick         66         Director
David A. Durkin *           34         Director
Douglas B. Fox              55         Director

----------------------
* Member of Executive Committee


     David M. Wittels was elected as Chairman of the Board in August 2003 and has served as a director of Holding since December 1997. Mr. Wittels has been a Managing Director of DLJ Merchant Banking since January 2001 and has served in various capacities with DLJ Merchant Banking for the past five years. Mr. Wittels also serves as a director of Mueller Holdings (N.A.), Inc., Ziff Davis Holdings, Inc., Advanstar, Inc. and Advanstar Communications Inc.

     William J. Fox has served as President, Chief Executive Officer and a Director of Holding and as Chairman, President and Chief Executive Officer and a Director of AKI, Inc. since February 1999. Mr. Fox was President, Strategic and Corporate Development of Revlon Worldwide, Senior Executive Vice President of Revlon, Inc. and Revlon Consumer Products Corporation ("RCPC") (collectively,
"Revlon") and Chief Executive Officer, Revlon Technologies, a division of Revlon, from January 1998 through January 1999. He was Executive Vice President from 1991 through January 1997 and Senior Executive Vice President from January 1997 through January 1999 and Chief Financial Officer of Revlon from 1991 to 1997. Mr. Fox served as a director from November 1995 of Revlon, Inc. and from September 1994 of RCPC, until April 1999. He was Senior Vice President of MacAndrews and Forbes Holding Inc., the indirect majority shareholder of Revlon, from August 1990 through January 1999. Mr. Fox is also Co-Chairman of the Board and a Director of Loehmann's Holdings, Inc., a Director of MM Companies, Inc. and a Director of Liquid Audio, Inc. He also serves on the Advisory Board of Barrington Companies Investors, LLC.

     Kenneth A. Budde has served as Chief Financial Officer of Holding since November 1994. From October 1988 to June 1994, Mr. Budde served as Controller and Chief Financial Officer of Southwestern Publishing Company. Prior to that, Mr. Budde spent 12 years with KPMG Peat Marwick.

     A. Bruce Prashker has served as Senior Vice President of Holding since April 2000. Prior to joining the Company, Mr. Prashker was Managing Principal of the Capital Markets Company N.V. from April 1999 through April 2000. Mr. Prashker served as Vice President & Controller of the International Division of RCPC from January 1996 through April 1999, Vice President and Chief Financial Officer of the Licensing Division of RCPC from August 1994 through January 1996 and held various other executive positions at RCPC and MacAndrews and Forbes Holding Inc. from April 1990 through August 1994.

     Hugh R. Kirkpatrick has served as a director of Holding since June 1998. Mr. Kirkpatrick is a former director of International Flavors & Fragrances, Inc. where he served as Senior Vice President and President, Worldwide Fragrance Division, from 1991 through his retirement in 1996.

     David A. Durkin has served as a director of Holding since May 2002. Mr. Durkin has been a Vice President of DLJ Merchant Banking since 2000. Prior to that, he served as a Vice President in the Leveraged Finance Group and other roles in the Investment Banking Department of DLJ Securities Corporation since 1996. Mr. Durkin also serves as a director of Seabulk International, Inc.

     Douglas B. Fox has served as a director of the Corporation and as a director of Holding since August 2003. Mr. Fox is a management consultant and private investor. Since May 2001, he has served as the Chief Executive Officer of Renaissance Brands LLC. Prior to that, he was Senior Vice President of Marketing and Strategy for Compaq Computer Corporation from July 2000 to May 2001 and Chief Marketing Officer and Senior Vice President of Marketing for International Paper Co. from April 1997 to December 1999. Mr. Fox also serves on the board of directors of Bowne & Co., Inc., Ziff-Davis Media Inc. and Advanstar Communications Inc.

Compensation of Directors

     Except for Mr. Hugh Kirkpatrick, who receives an annual fee of $20,000, and Mr. Douglas Fox, who receives an annual fee of $50,000, directors of Holding will not receive compensation for services rendered but will be reimbursed for out-of-pocket expenses incurred by them in connection with their travel to and attendance at board meetings and committees of the board. Mr. Kirkpatrick also received a grant of an option to purchase 5,000 shares of common stock of AHC I in fiscal 2000.

ITEM 11.      EXECUTIVE COMPENSATION

     The following table sets forth certain information for the three most recently completed fiscal years with respect to the compensation of our chief executive officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000. We refer to these individuals as our named executive officers.


                           Summary Compensation Table

                                                                                             Long Term
                                                       Annual Compensation                  Compensation
                                                       -------------------                  ------------

                                              Fiscal                                         Securities             All Other
        Name and Principal Position            Year        Salary          Bonus         Underlying Options      Compensation(1)
        ---------------------------            ----        ------          -----         ------------------      ---------------

William J. Fox                                 2003    $   788,175     $     491,217                --               11,091
   President and Chief Executive               2002        775,000         1,190,724                --                8,545
      Officer                                  2001        700,000         1,125,000                --                8,545

Kenneth A. Budde                               2003        220,500            90,074             8,000                8,000
   Chief Financial Officer                     2002        210,000           121,653                --                6,800
                                               2001        190,000           135,000                --                6,800

A. Bruce Prashker                              2003        215,300            75,000                --                8,000
  Senior Vice President                        2002        205,000            77,613                --                6,800
                                               2001        190,000            90,000                --                4,787




(1) Represents amounts contributed on behalf of the named executive to 401(k) retirement savings plan and amounts paid for supplemental life insurance premiums.



Option Grants in Last Fiscal Year

     The following table sets forth information regarding stock options granted during fiscal 2003 to each of the executive officers named in the "Summary Compensation Table" above, including the potential realizable value over the term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These assumed rates are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate of future stock price performance. Actual gains, if any, on stock option exercises, will be dependent on the future performance of our common stock.

                        Options Grant in Last Fiscal Year


                                                                                          Potential Realizable
                                                                                            Value at Assumed
                                                                                          Annual Rates of Stock
                                                                                         Price Appreciation for
                                              Individual Grants                                Option Term
                        -------------------------------------------------------------    ------------------------
                           Number of       Percent of
                          Securities      Options/SARs
                          Underlying       Granted to       Exercise
                         Options/SARs     Employees in       Price       Expiration
         Name             Granted (#)      Fiscal Year     ($/Share)        Date            5% ($)       10% ($)
         ----             -----------      -----------     ---------        ----            ------       -------

Kenneth A. Budde             8,000            8.33%            1.00      November 7,         5,031        12,750
   Chief Financial                                                          2012
   Officer



Fiscal Year End Option Values

     The following table sets forth information about the number and value of options held by the named executive officers as of June 30, 2003. The values of the in-the-money options have been calculated on the basis of $1.00 per share fair market value of our common stock as of that date less the applicable exercise price.


                             Year End Option Values


                                            Number of securities
                                           underlying unexercised             Value of unexercised in-the-
                                          options at June 30, 2003           money options at June 30, 2003
                                      ---------------------------------    -------------------------------


                 Name                    Exercisable    Unexercisable       Exercisable    Unexercisable
                 ----                    -----------    -------------       -----------    -------------

William J. Fox                              888,000            --                --               --
   President, Chief Executive Officer
   And Director

Kenneth A. Budde                            162,000         6,000                --               --
   Chief Financial Officer

A. Bruce Prashker                            50,000            --                --               --
  Senior Vice President



Equity-Based Compensation

     AHC adopted the 1998 Stock Option Plan for employees and directors of AHC and any parent or subsidiary corporation of AHC. The objectives of the option plan are (1) to retain the services of persons holding key positions and to secure the services of persons capable of filling such positions and (2) to provide persons responsible for the future growth of AHC an opportunity to acquire a proprietary interest in our Company and thus create in such key employees an increased interest in and a greater concern for the welfare of our Company.

     The option plan authorizes the issuance of options to acquire up to 1,650,000 shares of common stock of AHC. The option plan is administered by the board of directors or a compensation committee to be designated by the board of directors. Pursuant to the option plan, AHC may grant options, including options that become exercisable as performance standards determined by the committee are met, to key employees and directors of AHC and any parent or subsidiary corporation. The terms of any grant will be determined by the committee and set forth in a separate grant agreement. The exercise price will be at least equal to the fair market value per share of AHC common stock on the date of grant, provided that the exercise price shall not be less than $1.00 per share. Options may be exercisable for up to ten years. The committee has the right to accelerate the right to exercise any option granted under the option plan without effecting the expiration date thereof. Upon the occurrence of a change in control (as defined in the option plan) of AHC, each option may, at the discretion of the committee, be terminated upon notice to the holder and each such holder will receive, in respect of each share of AHC common stock for which such option is then exercisable, an amount equal to the excess of the then fair market value of such share of AHC common stock over the per share exercise price.

     AHC granted 96,000 options for shares of capital stock in fiscal 2003 and no options for shares of capital stock of AHC were exercised in fiscal 2003. These options vest over a four year period.

Employment Agreements

Fox Agreement

     On January 27, 1999, William J. Fox entered into an employment agreement with us effective February 1, 1999, which was amended effective July 1, 2001. The agreement initially ended on February 1, 2002, the third anniversary of the effective date, subject to extension for one additional day each day after February 1, 2000, unless either party provides notice not to extend. Accordingly, as of September 1, 2003 the agreement ends on September 1, 2005.

     Mr. Fox's base salary is $810,000 and he is eligible to receive a performance-based bonus of between 50% to 100% or between 100% to 200% of his base salary upon achievement of targeted goals, and other incentive payments.

     Pursuant to the terms of his employment agreement, Mr. Fox received options to acquire 5% of AHC's issued and outstanding common stock on a pro forma fully diluted basis, subject to anti-dilution protection. These options will vest at specified dates and upon the occurrence of specified conditions. In addition, upon a change in control (as defined in the employment agreement), all time vested options vest and all performance vested options vest if the DLJ Entities (as defined in the employment agreement) achieve certain levels of return on their equity investments.

     If Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, we will pay Mr. Fox two times his base salary, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. However, in the event Mr. Fox's employment is terminated by us without cause or by Mr. Fox for good reason, in either case within sixteen months following a change of control, Mr. Fox is entitled to an amount equal to two times the highest aggregate base salary and performance-based bonus amount paid to him in any of the three calendar years prior to the effective date of any change of control, 50% of such amount on termination of employment and 50% paid in equal monthly installments over a six-month period following the date of termination. In addition, Mr. Fox will receive a pro-rata bonus for the year of termination if he would have been entitled to such a bonus had he remained employed during the year of termination. If such termination occurs within 6 months of a time where a tranche of time-vested options would otherwise become exercisable, then a pro-rata portion of such tranche will become exercisable.

     The employment agreement contains confidentiality, noncompetition and nonsolicitation provisions. The restricted period for the noncompetition provisions upon termination of employment is two years if Mr. Fox's employment is terminated by us without cause or by us for good reason, and one year if Mr. Fox's employment is terminated for any other reason.

Budde Agreement

     Mr. Budde is presently retained as chief financial officer pursuant to an employment agreement that provides for an annual base salary of $230,000 and he is eligible to receive a performance-based bonus of 60% of his base salary upon achievement of targeted goals and up to 100% of his base salary for higher performance. The term of the employment agreement with Mr. Budde, which expires on June 30, 2004, automatically renews for additional twelve-month terms, unless either party elects otherwise. If Mr. Budde is terminated by us without cause or if we elect not to renew Mr. Budde's employment, we will pay Mr. Budde an amount equal to his base salary over a twelve-month period following the date of termination.

Prashker Agreement

     Mr. Prashker is presently retained as senior vice president at an annual salary base of $230,000. Mr. Prashker has a salary continuation agreement, whereby, if Mr. Prashker is terminated by us without cause within one year of a change of control, Mr. Prashker is entitled to an amount equal to his base salary over a twelve-month period following the date of termination.

Compensation Committee Interlocks and Insider Participation

     None of AHC, Holding or AKI had a compensation committee during fiscal 2003. Members of our executive committee of our board of directors, other than Mr. Fox, participated in deliberations regarding compensation to be paid to Mr. Fox. Mr. Fox determined the compensation to be paid to other executive officers, in consultation with the executive committee of our board of directors.

Report of the Executive Committee of the Board of Directors on Executive Compensation

     The following is a report of the executive committee of the board of directors, which functions as the compensation committee, describing the compensation policies applicable to our executive officers during the fiscal year ended June 30, 2003. The committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers. It also makes determinations concerning the granting of awards under our stock plans.

     For the fiscal year ended June 30, 2003, the process utilized by the committee in determining executive compensation levels was based on performance related results, contract increases to consumer price index and the subjective judgment of the committee. Among the factors considered by the committee were the recommendations of the chief executive officer with respect to the compensation of our key executive officers. However, the committee made the final compensation decisions concerning those officers.

General Compensation Policy

     Our compensation policy is designated to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the committee to have a portion of each executive's compensation contingent upon our financial performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise,
(ii) variable bonus awards payable in cash and ties to the achievement of certain performance goals that the board establishes from time to time and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

     The summary below describes in more detail the factors which we consider in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

     The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual's performance and to maintain a competitive salary structure.

Cash-Based Incentive Compensation

     Cash bonuses are awarded to executive officers based upon a performance based plan measured by their success in achieving designated individual goals and our success in achieving specific Company-wide EBITDA goals.

Long-Term Incentive Compensation

     We have utilized our stock option plan to provide executives and other key employees with incentives to maximize long-term shareholder value. Awards under this plan take the form of stock options designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual's position, his or her performance and responsibilities as well as industry practices and standards. Long-term incentives granted in prior years and existing level of stock ownership are also taken into consideration.

     Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the greater of the fair market value on the date of grant or $1.00) over a specified period of time (up to ten years). The number of awards granted to individual executives is based on demonstrated performance and independent survey data reflecting competitive market practice. Accordingly, the award grant will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of the common stock appreciates over the award term.

Compensation of the Chief Executive Officer

     William Fox was appointed our chief executive officer in January 1999. The committee determined Mr. Fox's base salary after evaluating a number of factors, including Mr. Fox's then current salary, salaries of chief executive officers of other companies of similar size in the industry and Mr. Fox's performance in general. Mr. Fox's base salary in 2003 rose to $788,715 from $775,000 in 2002. We paid Mr. Fox a cash bonus of $491,217 for fiscal 2003, in comparison to a cash bonus of $1,190,724 for fiscal 2002.

Deductibility of Executive Compensation

     The committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to Section 162(m). It is the committee's policy to qualify, to the extent reasonable, our executive officers' compensation for deductibility under applicable tax law. However, we may from time to time pay compensation to our executive officers that may not be deductible.

Executive Committee of the Board of Directors,

David Wittels
David Durkin
William Fox (with respect to matters other than Chief Executive Officer
             Compensation)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     All of AKI's issued and outstanding capital stock is owned by Holding. All of Holding's issued and outstanding capital stock is owned by AHC. The following table sets forth certain information as of September 12, 2003 with respect to the beneficial ownership of AHC common stock by (1) owners of more than 5% of such AHC common stock, (2) each director and named executive officer of Holding and (3) all directors and executive officers of Holding, as a group.


                                                                                     Shares           Percentage of
                                                                                  Beneficially   Outstanding AHC Common
                               Beneficial Owner                                      Owned                Stock
                               ----------------                                      -----                -----

DLJ Merchant Banking Partners, II, L.P. and affiliated entities (1)                15,921,111             98.8%

William J. Fox (2)                                                                    888,000              5.2%

Hugh R. Kirpatrick (2)                                                                  5,000                 *

David A. Durkin (3)                                                                         -                 -

David M. Wittels (3)                                                                        -                 -

Douglas B. Fox                                                                              -                 -

Kenneth A. Budde (2)                                                                  162,000              1.0%

A. Bruce Prashker (2)                                                                  50,000                 *

All directors and executive officers as a group (2)                                 1,105,000              6.4%


-------------

*    Less than one percent.

(1) Consists of shares held directly by the following affiliated investors: DLJ Merchant Banking Partners II, L.P; DLJ Merchant Banking Partners II-A, LP ("DLJMBII-A); DLJ Offshore Partners II, C.V. ("Offshore Partners II"); DLJ Diversified Partners, L.P. ("Diversified Partners"); DLJ Diversified Partners-A, L.P ("Diversified Partners-A"); DLJMB Funding II, Inc. ("DLJ Funding II"); DLJ Millennium Partners, L.P. ("Millennium Partners"); DLJ Millennium Partners-A, L.P, ("Millennium Partners-A"); DLJ EAB Partners, L.P ("EAB Partners"); UK Investment Plan 1997 Partners ("UK Partners"); and DLJ First ESC L.P ("First ESC"). The address of each of DLJMBII, DLJMBII-A, Diversified Partners, Diversified Partners-A, DLJ Funding II, Scratch & Sniff, Millennium Partners, Millennium Partners-A, EAB Partners and First ESC is Eleven Madison Avenue, New York, New York 10010. The address of Offshore Partners II is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. Does not include 18,000 shares of AHC Common Stock held directly by the Scratch & Sniff Funding, Inc., an affiliate of DLJMBII.

(2) Includes shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 12, 2003.

(3) Mr. Wittels is an officer of DLJ Merchant Banking, an affiliate of DLJMBII. Share data shown for such individuals excludes shares shown as held by DLJMBII or its affiliates, as to which such individuals disclaim beneficial ownership. The address of each of Messrs. Durkin and Wittels is Eleven Madison Avenue, New York, New York 10010.

Equity Compensation Plan Information

     The table below sets forth information relating to our compensation plans as of June 30, 2003:


                                                                                              Number of securities
                                                                                              remaining available
                                        Number of securities                                  for future issuance
                                         to be issued upon          Weighted-average              under equity
                                           exercises of            exercises price of          compensation plans
                                        outstanding options,      outstanding options,       (excluding securities
                                        warrants and rights        warrants and rights      reflected in column (a))
            Plan Category                       (a)                        (b)                         (c)
------------------------------------ -------------------------- --------------------------- --------------------------

1998 Stock Option Plan........                   1,532,250             $       1.00                       117,750

Total.........................                   1,532,250                     1.00                       117,750



ITEM 13.      RELATED PARTY TRANSACTIONS

Transactions with DLJMBII and their Affiliates

     Mr. Wittels, who is a director of AKI and an officer and director of Holding and AHC, is an officer of DLJ Merchant Banking. DLJ Merchant Banking, together with DLJMBII, beneficially own, in the aggregate, approximately 98.8% of the outstanding common stock of AHC.

     Pursuant to an agreement between Credit Suisse First Boston Corporation ("CSFB") and AHC, CSFB receives an annual fee of $400,000 ($250,000 for the year ended December 31, 2002) for acting as the exclusive financial and investment banking advisor until December 31, 2003 and shall be extended automatically for successive terms of one year unless otherwise terminated by either party within 60 days prior to the expiration of the agreement. Our Company has agreed to indemnify CSFB in connection with its actions as our financial advisor.

Stockholders Agreement

     In connection with the acquisition of our Company, AHC, DLJMBII and certain investors in our Company prior to the acquisition entered into a stockholders agreement, dated as of December 15, 1997, that sets forth certain rights and restrictions relating to the ownership of the capital stock of AHC (including securities exercisable for or convertible or exchangeable into capital stock of
AHC) and agreements among the parties thereto as to the governance of AHC and, indirectly, Holding and AKI.

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

     DLJMBII is entitled to demand and piggy back registration rights with regard to the shares of capital stock of AHC that it owns.

Stockholder Note

     Our Company has a promissory note payable to AHC which allows us to borrow up to $10 million at such interest rates and maturity dates as agreed upon by the Company and AHC. Interest paid to AHC in connection with the promissory note totaled approximately $20,000, $14,000 and $320,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Transactions with Loehmann's, Inc.

     In fiscal 2003 and 2002 we performed marketing and design services for Loehmann's, Inc. totaling approximately $86,000 and $47,000, respectively. Mr. Fox, our President and Chief Executive Officer, is also on the Board of Directors of Loehmann's, Inc. We believe that our services provided to Loehmann's, Inc. are on terms no less favorable than could have been provided to an unaffiliated third party.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The Company retained PricewaterhouseCoopers LLP ("PWC") to audit our consolidated financial statements for fiscal 2003. We understand the need for PWC to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of PWC, our board of directors has restricted the non-audit services that PWC may provide to us primarily to tax services and audit related services and determined that we would obtain non-audit services from PWC only when the services offered by PWC are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the board of directors effective June 30, 2002.

     The board has also adopted policies and procedures for pre-approving all non-audit work performed by PWC after July 1, 2003. Specifically, the board pre-approved the use of PWC for the following categories of non-audit service: merger and acquisition due diligence and audit services; tax services; internal control reviews; employee benefit plan audits; and reviews and procedures that the Company requests PWC to undertake to provide assurances on matters not required by laws or regulations.

     The   following   summary   discloses   all   of   the   fees   billed   by
PricewaterhouseCoopers LLP during fiscal 2003 and fiscal 2002 for the following services:

                                                2003                 2002
                                                ----                 ----

      Audit fees......................     $       144           $       131
      Audit-related fees..............               1                   130
      Tax fees........................             178                   108
      All other fees..................               -                     -
                                           -----------           -----------

      Total...........................     $       323           $       369
                                           ===========           ===========


     In the above table, in accordance with new SEC definitions and rules, "audit fees" are fees the Company paid PWC for professional services for the audit of our consolidated financial statements, included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; "audit-related fees" are fees billed by PWC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; "tax fees" are fees for tax compliance, tax advice, and tax planning; and "all other fees" are fees billed by PWC to us for any services not included in the first three categories.

                                     PART IV


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) 1. Financial Statements.

             The financial statements listed on the accompanying index to such financial statements are filed as part of this report.

          2. Financial Statement Schedule.

             None.

          3. Exhibits and Exhibit Index.



3.1   Certificate of Incorporation of Holding. (1)

3.2   Certificate of Incorporation of AKI. (2)

3.3   Bylaws of Holding. (1)

3.4   Bylaws of AKI. (2)

4.1 Indenture dated as of June 25, 1998 between Holding and State Street Bank and Trust Company, as Trustee. (1)

4.2 Indenture dated as of June 25, 1998 between AKI and IBJ Schroder Trust Company, as Trustee. (2)

4.3   Form of 13 1/2% Senior  Discount  Debentures due July 1, 2009 (included in
      Exhibit 4.1).

4.4   Form of  10 1/2% Senior  Discount  Notes  due July  1,  2008  (included in
      Exhibit 4.2).

10.1 Registration Rights Agreement of Holding, dated as of June 25, 1998 betweem Holding and DLJMBII. (1)

10.2 Registration Rights Agreement of AKI, dated as of June 25, 1998, between AKI and DLJMBII. (2)

10.3  AHC Stock Option Plan. (1)

10.4 Employment Agreement dated as of February 1, 1999 between Holding and William J. Fox. (3) +

10.5 Amendment to Employment Agreement dated as of September 17, 2001 between Holding and William J. Fox. (4) +

10.6 Salary Continuation Agreement dated as of October 1, 2001 between Arcade Marketing, Inc. and Bruce Prashker. (5) +

10.7  Employment Agreement dated as of July 1, 2000 between  Holding and Kenneth
      A. Budde. (6) +

10.8 Amended and Restated Credit Agreement dated as of December 8, 2001 beween the Company and Heller Financial, Inc. (7)

10.9 Financial Advisory Agreement dated as of December 12, 1997 between AHC and DLJ. (1)

12.1  Computation of Ratio of Earnings to Fixed Charges. *

21.1  Subsidiaries of Holding. *

31.1  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.4  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1  Certification pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

32.2  Certification pursuant to 18 U.S.C. Section 1350,  as adopted  pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

--------------

(1) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60991 filed with the Securities and Exchange Commission on August 7, 1998.

(2) Incorporated by reference from Registrant's Registration Statement on Form S-4, File No. 333-60989 filed with the Securities and Exchange Commission on August 7, 1998.

(3) Incorporated by reference from Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 1999.

(4) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2001.

(5) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2001.

(6) Incorporated by reference from Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 2000.

(7) Incorporated by reference from Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2001.

*     Filed herewith

+     Compensatory Contract


      (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the three months ended June 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI Holding Corp. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2003.

                                       AKI HOLDING CORP.

                                           (Registrant)


                                       By: /S/ William J. Fox
                                           -----------------------
                                           William J. Fox
                                           President and Chief Executive Officer

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth A. Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of September, 2003.

       SIGNATURE                                     TITLE
       ---------                                     -----

/S/ David M. Wittels                    Chairman and Director
-------------------------
David M. Wittels


/S/ William J. Fox                      President, Chief Executive Officer and
-------------------------               Director (Principal Executive Officer)
William J. Fox


/S/ Kenneth A. Budde                    Senior Vice President, Chief Financial
-------------------------               Officer and Secretary (Principal
Kenneth A. Budde                        Financial and Accounting Officer)


/S/ David A. Durkin                     Director
-------------------------
David A. Durkin

/S/ Douglas B. Fox                      Director
-------------------------
Douglas B. Fox


/S/ Hugh R. Kirkpatrick                 Director
-------------------------
Hugh R. Kirkpatrick

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AKI, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of September, 2003.

                                       AKI, INC.

                                           (Registrant)


                                       By: /S/ William J. Fox
                                           -----------------------
                                           William J. Fox
                                           President, Chief Executive Officer
                                           and Chairman

     Each person whose signature appears below hereby appoints William J. Fox and Kenneth A. Budde, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on the 24th day of September, 2003.

       SIGNATURE                                     TITLE
       ---------                                     -----

/S/ William J. Fox                      President, Chief Executive Officer,
-------------------------               Chairman and Director (Principal
William J. Fox                          Executive Officer)


/S/ Kenneth A. Budde                    Senior Vice President, Chief Financial
-------------------------               Officer and Secretary (Principal
Kenneth A. Budde                        Financial and Accounting Officer)


/S/ David A. Durkin                     Director
-------------------------
David A. Durkin


/S/ Douglas B. Fox                      Director
-------------------------
Douglas B. Fox

/S/ Hugh R. Kirkpatrick                 Director
-------------------------
Hugh R. Kirkpatrick


/S/ David M. Wittels                    Director
-------------------------
David M. Wittels

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF AKI HOLDING CORP.:

     Report of Independent Auditors.......................................   F-2

     Consolidated Balance Sheets at June 30, 2003 and 2002................   F-3

     Consolidated Statements of Operations for the years ended
         June 30, 2003, 2002 and 2001 ....................................   F-4

     Consolidated Statements of Stockholder's Equity
         for the years ended June 30, 2003, 2002 and 2001 ................   F-5

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2003, 2002 and 2001 ....................................   F-6

     Notes to Consolidated Financial Statements...........................   F-7

CONSOLIDATED FINANCIAL STATEMENTS OF AKI, INC.:

     Report of Independent Auditors.......................................  F-24

     Consolidated Balance Sheets at June 30, 2003 and 2002 ...............  F-25

     Consolidated Statements of Operations for the years ended
         June 30, 2003, 2002 and 2001 ....................................  F-26

     Consolidated Statements of Stockholder's Equity
         for the years ended June 30, 2003, 2002 and 2001 ................  F-27

     Consolidated Statements of Cash Flows for the years ended
         June 30, 2003, 2002 and 2001 ....................................  F-28

     Notes to Consolidated Financial Statements...........................  F-29

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of AKI Holding Corp. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related  consolidated  statements of operations,  stockholder's  equity and cash flows present fairly, in all material respects, the financial position of AKI Holding Corp. and Subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization in fiscal 2003.





PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 5, 2003

                       AKI HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)



                                                                                              June 30,
                                                                                    ----------------------------
                                                                                       2003              2002
                                                                                       ----              ----

ASSETS
Current assets
Cash and cash equivalents..............................................             $     1,470      $     1,875
Accounts receivable, net...............................................                  20,267           23,537
Inventory, net.........................................................                   7,265            8,014
Income tax receivable..................................................                   4,166                -
Prepaid expenses.......................................................                     671              667
Deferred income taxes..................................................                     808              977
                                                                                    -----------      -----------
      Total current assets.............................................                  34,647           35,070

Property, plant and equipment, net.....................................                  16,584           19,616
Goodwill, net .........................................................                 152,994          153,277
Other intangible assets, net...........................................                  11,307           13,142
Deferred charges, net..................................................                   3,032            4,059
Deferred income taxes..................................................                       -              692
Other assets...........................................................                     138              164
                                                                                    -----------      -----------
      Total assets.....................................................             $   218,702      $   226,020
                                                                                    ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt......................................             $     1,875      $     1,375
Accounts payable, trade................................................                   5,444            5,826
Accrued income taxes...................................................                       -            2,007
Accrued compensation...................................................                   4,333            5,338
Accrued interest.......................................................                   5,502            5,570
Accrued expenses.......................................................                   3,661            3,383
                                                                                    -----------      -----------
      Total current liabilities........................................                  20,815           23,499

Revolving credit line..................................................                  10,000            2,750
Term loan..............................................................                   6,250            8,125
Senior notes...........................................................                 103,510          103,510
Senior discount debentures.............................................                       -           15,901
Deferred income taxes..................................................                   1,142                -
Other non-current liabilities..........................................                   1,740            2,338
                                                                                    -----------      -----------
      Total liabilities................................................                 143,457          156,123

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 1,000 shares authorized; 1,000
    shares issued and outstanding......................................                       -                -
Additional paid-in capital.............................................                  93,656           93,656
Accumulated deficit....................................................                  (3,116)          (7,583)
Accumulated other comprehensive income (loss)..........................                     435             (446)
Carryover basis adjustment.............................................                 (15,730)         (15,730)
                                                                                    -----------      -----------
      Total stockholder's equity.......................................                  75,245           69,897
                                                                                    -----------      -----------

      Total liabilities and stockholder's equity.......................             $   218,702      $   226,020
                                                                                    ===========      ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ----------------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----

Net sales.....................................................             $ 115,308      $ 120,893       $ 115,395
Cost of goods sold............................................                73,883         73,888          71,336
                                                                           ---------      ---------       ---------

     Gross profit.............................................                41,425         47,005          44,059

Selling, general and administrative expenses .................                17,971         18,943          18,199
Amortization of goodwill......................................                     -          4,806           4,806
Amortization of other intangible assets.......................                 1,143          1,645             951
Gain from settlement of purchase price dispute, net...........                     -           (992)              -
                                                                           ---------      ---------       ---------

     Income from operations...................................                22,311         22,603          20,103

Other expenses (income):
   Interest expense...........................................                14,355         15,633          16,911
   Management fees to affiliate...............................                   325            250             250
   (Gain) loss from early retirement of debt..................                   871         (3,941)         (3,302)
   Loss from sale and disposal of fixed assets................                    33              -               -
                                                                           ---------      ---------       ---------

     Income before income taxes...............................                 6,727         10,661           6,244

Income tax expense............................................                 2,260          5,924           4,735
                                                                           ---------      ---------       ---------

     Net income...............................................             $   4,467      $   4,737       $   1,509
                                                                           =========      =========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (in thousands, except share information)


                                                                                         Other         Accumulated
                                                       Additional                    Comprehensive      Carryover
                                      Common Stock       Paid-in      Accumulated        Income           Basis
                                     Shares   Amount     Capital        Deficit          (Loss)         Adjustment      Total
                                     ------   ------     -------        -------          ------         ----------      -----


Balances, June 30, 2000..........     1,000   $    -    $  88,935     $  (13,829)      $    (542)      $   (15,730)    $  58,834
Equity contribution by AHC I
  Acquisition Corp...............         -        -        4,721              -               -                 -         4,721
Net income.......................         -        -            -          1,509               -                 -         1,509
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -            (295)                -          (295)
                                                                                                                        --------
Comprehensive income.............                                                                                          1,214
                                      -----   ------    ---------     ----------       ---------       -----------      --------

Balances, June 30, 2001..........     1,000        -       93,656        (12,320)           (837)          (15,730)       64,769
Net income.......................         -        -            -          4,737               -                 -         4,737
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -             391                 -           391
                                                                                                                        --------
Comprehensive income.............                                                                                          5,128
                                      -----   ------    ---------     ----------       ---------       -----------      --------

Balances, June 30, 2002..........     1,000        -       93,656         (7,583)           (446)          (15,730)       69,897
Net income.......................         -        -            -          4,467               -                 -         4,467
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -             881                 -           881
                                                                                                                        --------
Comprehensive income.............                                                                                          5,348
                                      -----   ------    ---------     ----------       ---------       -----------      --------

Balances, June 30, 2003..........     1,000   $    -    $  93,656     $   (3,116)      $     435       $   (15,730)     $ 75,245
                                      =====   ======    =========     ==========       =========       ===========      ========




        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                      Year Ended June 30,
                                                                        --------------------------------------------
                                                                           2003              2002             2001
                                                                           ----              ----             ----
Cash flows from operating activities:
   Net income ................................................         $   4,467         $   4,737        $   1,509
   Adjustment to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization of goodwill and other
       intangibles............................................             7,331            12,096           10,119
     Amortization of debt discount............................             1,640             3,029            3,610
     Amortization of loan closing costs.......................               646               693              808
     Deferred income taxes....................................             2,003              (918)            (712)
     Loss (gain) from early retirement of debt................               871            (3,941)          (3,446)
     Other....................................................               592               472              (84)
     Changes in operating assets and liabilities:
       Accounts receivable....................................             3,270            (3,177)           4,364
       Inventory..............................................               749               690            1,427
       Prepaid expenses, deferred charges and other assets....                (4)             (131)            (400)
       Accounts payable and accrued expenses..................            (1,177)             (118)           1,077
       Income taxes...........................................            (6,173)              365            1,332
                                                                       ---------         ---------        ---------

       Net cash provided by operating activities..............            14,215            13,797           19,604
                                                                       ---------         ---------        ---------

Cash flows from investing activities:
   Purchases of equipment.....................................            (2,345)          (1,338)           (3,015)
   Payments for acquisitions, net of cash acquired............                 -          (19,422)                -
   Patents....................................................              (119)             (79)             (137)
                                                                       ---------        ---------         ---------

         Net cash used in investing activities................            (2,464)         (20,839)           (3,152)
                                                                       ---------        ---------         ---------

Cash flows from financing activities:
   Payments under capital leases for equipment................                 -             (503)             (846)
   Repayments of long-term debt...............................           (18,031)          (6,805)           (3,110)
   Net proceeds (repayments) on revolving loan................             7,250            2,750            (9,000)
   Proceeds (repayments) on term loan, net of repayment
     of $500 in 2002..........................................            (1,375)           9,500                 -
   Payments of loan closing costs.............................                 -             (679)                -
                                                                       ---------        ---------         ---------

     Net cash provided by (used in) financing activities......           (12,156)           4,263           (12,956)
                                                                       ---------        ---------         ---------

Net increase (decrease) in cash and cash equivalents..........              (405)          (2,779)            3,496
Cash and cash equivalents, beginning of period................             1,875            4,654             1,158
                                                                       ---------        ---------         ---------
Cash and cash equivalents, end of period......................         $   1,470        $   1,875         $   4,654
                                                                       =========        =========         =========

Supplemental information:
   Cash paid during the period for:
      Interest to stockholder and affiliate...................         $      21        $      14         $     320
      Interest, other.........................................            11,950           11,600            12,233
      Income taxes............................................             6,616            6,857             4,115

Significant non-cash activities:
   Contribution of equity and retirement of senior discount
     debentures and senior notes..............................         $       -        $       -         $   4,721



        The accompanying notes are an integral part of these consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

1.   ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor (the "Acquisition"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI"). Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corp. ("Holding," the "Successor" or the "Company") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to AKI's and Holding's fiscal year, June 30.

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

          Two customers accounted for 29.7% and 31.3% of net sales during the years ended June 30, 2003 and June 30, 2002, respectively. One customer accounted for 14.9% of net sales during the year ended June 30, 2001.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Purchasing

          Products accounting for a significant portion of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier or specific component materials that are sourced from one qualified supplier. The Company does not have purchase agreements with their suppliers. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers and alternate component materials from multiple suppliers. Until such methods are developed and alternative sources located, a loss of supply of these specific materials and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time risk of ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title and risk of ownership has passed to the customer.

     Shipping and Handling Costs

          The costs associated with shipping and handling are included as a component of cost of goods sold.

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

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired. The cost and accumulated

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     amortization of goodwill was $173,153 and $20,159 at June 30, 2003 and $173,436 and $20,159 at June 30, 2002, respectively. In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2001:


                                                            2003              2002               2001
                                                            ----              ----               ----

           Net income as reported...............        $     4,467       $     4,737        $     1,509
           Goodwill amortization................                  -             4,806              4,806
                                                        -----------       -----------        -----------

           Pro forma net income.................        $     4,467       $     9,543        $     6,315
                                                        ===========       ===========        ===========



          Management annually tests the carrying value of its goodwill and other long-lived assets which have resulted in no impairment.

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income for the years ended June 30, 2003, 2002 and 2001 would have been as follows:


                                                            2003              2002               2001
                                                            ----              ----               ----

           Net income as reported...............        $     4,467       $     4,737        $     1,509
           Stock based compensation expense.....                 35               105                105
                                                        -----------       -----------        -----------

           Pro forma net income.................        $     4,435       $     4,632        $     1,404
                                                        ===========       ===========        ===========



     Deferred Charges

          Deferred charges are primarily comprised of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Intangible Assets

          Other intangible assets include patents, customer lists, covenants not to compete and other intangible assets and are being amortized over their estimated lives using the straight-line method. The following table details the components of other intangible assets:


                                                                        June 30,
                                 ------------------------------------------------------------------------------------
                                                  2003                                        2002
                                 ----------------------------------------    ----------------------------------------
                                              Accumulated                                  Accumulated
                                   Costs      Amortization       Net            Costs      Amortization      Net
                                   -----      ------------       ---            -----      ------------      ---

    Patents...................    $  8,433     $   1,286      $   7,147       $  8,314      $     476      $   7,838
    Customer lists............       7,289         3,645          3,644          7,289          2,916          4,373
    Covenants not to compete..       1,375         1,010            365          1,375            735            640
    Other.....................         694           543            151            694            403            291
                                  --------     ---------      ---------       --------      ---------      ---------
                                  $ 17,791     $   6,484      $  11,307       $ 17,672      $   4,530      $  13,142
                                  ========     =========      =========       ========      =========      =========


          Future amortization of other intangible assets is as follows:

                                    2004.................... $   1,951
                                    2005....................     1,603
                                    2006....................     1,563
                                    2007....................     1,551
                                    2008....................     1,537
                                    Thereafter..............     3,102
                                                             ---------
                                                             $  11,307
                                                             =========

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $106,098 at June 30, 2003 compared to a carrying value of $103,510. The carrying value of all other financial instruments approximated fair value at June 30, 2003.

     Foreign Currency Transactions

          Gains and (losses) on foreign currency transactions have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency gains and (losses) amounted to ($44), $301 and ($403) for the years ended June 30, 2003, 2002 and 2001, respectively.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $2,135, $1,766 and $1,591 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates in the areas of accounts receivable, inventory, intangible assets, long-lived assets and deferred income tax. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was applied at the beginning of our 2003 fiscal year. The adoption of SFAS 142 eliminated the amortization of goodwill, approximately $4,800 in fiscal 2002, while requiring annual tests for impairment of goodwill. The Company completed its initial and first annual tests of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". SFAS No. 145, which the Company adopted in fiscal 2003, requires early retirements of debt to be included in income from continuing operations. Gains and losses on early retirement of debt that were classified as extraordinary items in prior periods that do not meet the criteria in APB No. 30 for classification as an

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     extraordinary item were reclassified. In fiscal 2002 the Company reported an approximate $2,700 extraordinary gain from early retirement of debt, net of tax.

          FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") was issued in November 2002. Fin 45 elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligation undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2002. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial position or cash flows.

3.   SIGNIFICANT ACQUISITIONS

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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

     Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price:

                  Cash...........................................   $         1
                  Other current assets...........................         5,680
                  Property, plant and equipment..................         7,695
                  Patents........................................         7,750
                  Other intangible assets........................         1,069
                  Goodwill.......................................           407
                                                                    -----------
                  Total allocation to assets.....................   $    22,602
                                                                    ===========

                  Current liabilities............................   $     3,179
                                                                    ===========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

          The results of the acquired operations are included in the financial statements since the date of acquisition. The following pro forma results include cost savings and other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:

                                                         2002           2001
                                                         ----           ----
                                                      (unaudited)    (unaudited)

                  Revenue........................   $   127,226     $   129,122
                  Net income.....................         4,696           2,307

          In April 2002 the Company settled a dispute with the former owners of RetCom Holdings Ltd. In connection with the settlement the Company received approximately $1,000 and has included this settlement amount net of related expenses in income from operations.

4.   ACCOUNTS RECEIVABLE

          The following table details the components of accounts receivable:

                                                                June 30,
                                                      -------------------------
                                                          2003           2002
                                                          ----           ----

         Trade accounts receivable..................  $   20,633     $   23,824
         Allowance for doubtful accounts............        (557)          (608)
                                                      ----------     ----------
                                                          20,076         23,216
         Other accounts receivable..................         191            321
                                                      ----------     ----------
                                                      $   20,267     $   23,537
                                                      ==========     ==========

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

5.   INVENTORY

          The following table details the components of inventory:

                                                                June 30,
                                                      -------------------------
                                                          2003           2002
                                                          ----           ----
         Raw materials
           Paper....................................  $    1,740     $    2,180
           Other raw materials......................       2,353          4,216
                                                      ----------     ----------
              Total raw materials...................       4,093          6,396
         Work in process............................       3,857          2,468
         Reserve for obsolescence...................        (685)          (850)
                                                      ----------     ----------

         Total inventory............................  $    7,265     $    8,014
                                                      ==========     ==========

          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2003 or June 30, 2002.

6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                                                June 30,
                                         Estimated      -----------------------
                                       Useful Lives       2003           2002
                                       ------------       ----           ----

         Land.......................                    $    258      $    258
         Building...................   7 - 15 years        2,999         2,690
         Leasehold improvements.....   1 -  3 years          717           353
         Machinery and equipment....   5 -  7 years       33,240        32,000
         Furniture and fixtures.....   3 -  5 years        4,141         3,609
         Construction in progress...                          31           255
                                                        --------      --------
                                                          41,386        39,165
         Accumulated depreciation...                     (24,802)      (19,549)
                                                        --------      --------
                                                        $ 16,584      $ 19,616
                                                        ========      ========


          Depreciation expense amounted to $5,360, $5,197 and $4,341 for the years ended June 30, 2003, 2002 and 2001, respectively.

7.   CREDIT AGREEMENT

          On December 18, 2001, the Company amended and restated its Credit Agreement. The Credit Agreement provides for a $10,000 term loan which matures on December 31, 2006 with varying quarterly principal payments and, under certain circumstances, payments of "excess cash flow" as defined in the Credit Agreement. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the term loan was 4.56% at June 30, 2003). The weighted average

                   AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

7.   CREDIT AGREEMENT (Continued)

     interest rate on the outstanding balance under the term loan was 5.78% for the year ending June 30, 2003. Future minimum principal payments under the term loan are as follows:

                  2004................  $     1,875
                  2005................        2,125
                  2006................        2,625
                  2007................        1,500
                                        -----------
                                        $     8,125
                                        ===========

          The Credit Agreement also provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2003, the Company's borrowing base was approximately $24,088. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the revolving loan was 6.0% and 6.49% at June 30, 2003 and 2002, respectively). The weighted average interest rate on the outstanding balance under the revolving loan was 6.14%, 6.45% and 9.58% for the years ended June 30, 2003, 2002 and 2001, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $291 of lender guarantees outstanding at June 30, 2003. These fees totaled $76, $65 and $59 for the years ended June 30, 2003, 2002 and 2001, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2003, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10,000 at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2003 no amount was outstanding under the promissory note. Interest paid to AHC in connection with the promissory note totaled $21, $14 and $320 for the years ended June 30, 2003, 2002 and 2001, respectively.

9.   SENIOR NOTES

          On June 25, 1998, AKI completed a private placement of $115,000 of Senior Notes (the "Senior Notes") which mature on July 1, 2008. The Senior Notes are general unsecured obligations of AKI and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior Notes yielded AKI net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by AKI to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, AKI completed the registration of its Senior Notes with the Securities

                   AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

9.   SENIOR NOTES (Continued)

     and Exchange Commission. During fiscal 2001, AKI purchased $4,000 of the Senior Notes for $3,110 and recognized a gain of approximately $748. The purchased notes were subsequently retired.

10.  SENIOR DISCOUNT DEBENTURES

          On June 25, 1998, Holding completed a private placement of Senior Discount Debentures (the "Debentures") with a stated value of $50,000. The Debentures were general unsecured obligations of Holding to mature on July 1, 2009. The Debentures were not required to accrue or pay interest until July 1, 2003 and were issued with an original issuance discount of $24,038. The placement of the Debentures yielded the Company net proceeds of $24,699 after deducting offering expenses of $1,263, including $1,038 of underwriting fees paid to an affiliate of the stockholder. The original issuance discount of $24,038 on the Debentures was being accreted from issuance through July 1, 2003 at an effective rate of 13.5% per annum. The unamortized balance of the original issuance discount was $2,219 at June 30, 2002. During fiscal 2003, Holding purchased, with proceeds from a distribution from AKI, the remaining outstanding Senior Discount Debentures with a carrying value of $17,541 for $18,032 and recognized a loss of approximately $871. During fiscal 2002, Holding purchased, with proceeds from a distribution from AKI, Senior Discount Debentures with a carrying value of $11,054 for $6,804 and recognized a gain of approximately $3,941. The purchased Debentures were subsequently retired. During fiscal 2001, AHC purchased Senior Discount Debentures with a carrying value of $7,547 for $4,721, resulting in the Company recognizing a gain of approximately $3,302. The Debentures, purchased by AHC, were contributed to Holding and subsequently retired.

11.  INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Mandatorily Redeemable Senior Preferred Stock Option of $2,363 were contributed by AHC to AKI in exchange for 1,000 shares of AKI's Common Stock. Subsequent to the capitalization of AKI, AHC contributed $1 of cash and all of its ownership interest in AKI to Holding for all of the outstanding equity of Holding.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

11.  INITIAL CAPITALIZATION (Continued)

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

12.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $1,293, $559 and $538 for the years ended June 30, 2003, 2002 and 2001, respectively. Future minimum lease payments under the leases are as follows:

                                    2004..........   $   1,375
                                    2005..........       1,051
                                    2006..........       1,017
                                    2007..........         809
                                    2008..........         656
                                    Thereafter....       2,217
                                                     ---------
                                                     $   7,125
                                                     =========

     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year adjusted for changes in the CPI. This agreement expires the earlier of (1) when a total of $11,800 in cumulative royalty payments has been paid or (2) December 31, 2004 unless renewed by the Company for successive one-year periods. The Company expensed $653, $500 and $500 under this agreement for the years ended June 30, 2003, 2002 and 2001, respectively. The Company has paid $6,576 in cumulative royalty payments under this agreement through June 30, 2003.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment of $625 per year through the expiration of the agreement in 2012. The Company expensed $625 under this agreement for each of the three years ended June 30, 2003.

     Employment Agreements

          The Company has employment and salary continuation agreements with certain executive officers with terms through June 30, 2004 and 2005. Such agreements provide for base salaries totaling $1,270 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions and one officer's agreement provides, in the event of termination resulting from a change of control,

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

12.  COMMITMENTS AND CONTINGENCIES (Continued)

     a severance benefit of two times his highest aggregate amount of base salary and bonus in any of the three calendar years prior to the effective date of termination.

     Litigation

          The Company is a party to litigation arising in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a Printing Services Agreement, which expires December 31, 2004, with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 with a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting. The liability balance at June 30, 2003 was approximately $2,163.

13.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees and certain non-union hourly employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $424, $323 and $294 for the years ended June 30, 2003, 2002 and 2001, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $245, $221 and $233 for the years ended June 30, 2003, 2002 and 2001, respectively.

14.  INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC. Income taxes related to the Company are determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by AKI.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

14.  INCOME TAXES (Continued)

          For financial reporting purposes, income before income taxes includes the following components:

                                                      Year Ended June 30,
                                             -----------------------------------
                                                2003         2002         2001
                                                ----         ----         ----

         Income before income taxes:
           United States.................    $  5,026     $  8,519     $  4,783
           Foreign.......................       1,701        2,142        1,461
                                             --------     --------     --------

                                             $  6,727     $ 10,661     $  6,244
                                             ========     ========     ========


          Significant components of the provision (benefit) for income taxes are as follows:

                                                     Year Ended June 30,
                                            -----------------------------------
                                               2003         2002         2001
                                               ----         ----         ----

         Current expense:
           Federal.......................   $   (701)    $  4,838     $  4,208
           Foreign.......................        613        1,042          526
           State.........................        345          962          278
                                            --------     --------     --------
                                                 257        6,842        5,012
                                            --------     --------     --------
         Deferred expense (benefit):

           Federal.......................      1,965         (832)        (611)
           Foreign.......................          -            -            -
           State.........................         38          (86)         334
                                            --------     --------     --------
                                               2,003         (918)        (277)
                                            --------     --------     --------

                                            $  2,260     $  5,924     $  4,735
                                            ========     ========     ========


          The significant components of deferred tax assets (liabilities) at June 30, 2003 and 2002, were as follows:


                                                                              June 30,
                                                       --------------------------------------------------------
                                                                2003                            2002
                                                                ----                            ----
                                                       Current     Noncurrent           Current    Noncurrent
                                                       -------     ----------           -------    ----------

         Deferred income tax assets:
           Accrued expenses........................    $     376     $      -           $     483    $   1,923
           Allowance for doubtful accounts.........          213            -                 216            -
           Reserve for inventory obsolescence......          219            -                 278            -
           Amortization of intangibles.............            -          879                   -          773
                                                       ---------     --------           ---------    ---------
                                                             808          879                 977        2,696

         Deferred income tax liability:
             Property, plant and equipment.........            -       (2,021)                  -       (2,004)
                                                       ---------     --------           ---------    ---------

                Deferred tax assets (liabilities)..    $     808     $ (1,142)          $     977    $     692
                                                       =========     ========           =========    =========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

14.  INCOME TAXES (Continued)

          The income tax provision recognized by the Company for the years ended June 30, 2003, 2002 and 2001 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:


                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                     2003             2002              2001
                                                                     ----             ----              ----

         Computed tax provision at the
           statutory rate.................................        $   2,287         $  3,625         $   2,123
         State income tax provision, net of
           federal effect.................................              253              570               397
         Nondeductible expenses...........................               32            1,511             2,036
         Extraterritorial income exclusion................              (86)               -                 -
         Other, net.......................................             (226)             218               179
                                                                  ---------         --------         ---------

                                                                  $   2,260         $  5,924         $   4,735
                                                                  =========         ========         =========



15.  STOCK OPTIONS

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from one to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. EBITDA is net income or loss plus income taxes, interest expense, management fees, loss from early retirement of debt, loss from sale and disposal of fixed assts, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gains from early retirement of debt and settlement of purchase price dispute. Options may be exercisable for up to ten years.

          A summary of AHC stock option activity and related information for the years ended June 30, 2003, 2002 and 2001 follows:


                                              2003                            2002                         2001
                                     ------------------------       -------------------------     ------------------------
                                                  Weighted                        Weighted                     Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                     Exercise
                                      Options       Price             Options       Price          Options       Price
                                      -------       -----             -------       -----          -------       -----

Outstanding, beginning of year.....  1,469,050      $  1.00         1,464,850       $  1.00       1,509,450      $  1.00
     Granted.......................     96,000         1.00            21,000          1.00          35,500         1.00
     Exercised.....................          -           -                  -            -                -            -
     Forfeited.....................    (32,800)        1.00           (16,800)         1.00         (80,100)        1.00
                                     ---------      -------         ---------       -------       ---------      -------

Outstanding, end of year...........  1,532,250      $  1.00         1,469,050       $  1.00       1,464,850      $  1.00
                                     =========      =======         =========       =======       =========      =======

Exercisable, end of year...........  1,436,073      $  1.00         1,106,343       $  1.00         640,793      $  1.00
                                     =========      =======         =========       =======       =========      =======

Weighted average remaining
contractual life...................         6.7 years                      7.5 years                     8.5 years


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

16.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $325, $250 and $250 for the years ended June 30, 2003, 2002 and 2001, respectively.

17.  GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders and long-lived assets are based upon the country of domicile.


                                                              United
        Net sales:                                            States              France                 Total
                                                              ------              ------                 -----

        Year ended June 30, 2001...............         $      96,845         $      18,550         $     115,395
        Year ended June 30, 2002...............               103,138                17,755               120,893
        Year ended June 30, 2003...............                99,757                15,551               115,308

        Long-lived assets:

        Year ended June 30, 2001...............         $     183,848         $          70         $     183,918
        Year ended June 30, 2002...............               190,868                    82               190,950
        Year ended June 30, 2003...............               183,949                   106               184,055



18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at June 30, 2003 and June 30, 2002 and condensed statements of operations, stockholder's equity and cash flows for the years ended June 30, 2003, 2002 and 2001 for Holding should be read in conjunction with the consolidated financial statements and notes thereto.

                                 BALANCE SHEETS

                                                                                           June 30,
                                                                                ----------------------------
                                                                                    2003             2002
                                                                                    ----             ----
     Assets
     Investment in subsidiaries........................................         $   87,385       $   99,583
     Income tax receivable.............................................              3,155               46
     Deferred charges..................................................                  -              422
     Deferred income taxes.............................................                  -            1,923
                                                                                ----------       ----------
       Total assets....................................................         $   90,540       $  101,974
                                                                                ==========       ==========

     Liabilities
     Senior discount debentures........................................         $        -       $   15,901
                                                                                ----------       ----------
       Total liabilities...............................................                  -           15,901
                                                                                ----------       ----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized;
       1,000 shares issued and outstanding.............................                  -                -
     Additional paid-in capital........................................             93,656           93,656
     Accumulated deficit...............................................             (3,116)          (7,583)
                                                                                ----------       ----------
       Total stockholder's equity......................................             90,540           86,073
                                                                                ----------       ----------

       Total liabilities and stockholder's equity......................         $   90,540       $  101,974
                                                                                ==========       ==========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

18.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                            STATEMENTS OF OPERATIONS


                                                                                    Year Ended June 30,
                                                                      ------------------------------------------
                                                                          2003            2002            2001
                                                                          ----            ----            ----

     Equity in net income of subsidiaries.........................    $    5,833      $    4,151      $    2,439
     Interest expense, net........................................        (1,681)         (3,105)         (3,699)
     Gain (loss) from early retirement of debt....................          (871)          3,941           2,554
                                                                      ----------      ----------      ----------

       Income before income taxes.................................         3,281           4,987           1,294

     Income tax expense (benefit).................................        (1,186)            250            (215)
                                                                      ----------      ----------      ----------

         Net income...............................................    $    4,467      $    4,737      $    1,509
                                                                      ==========      ==========      ==========



                        STATEMENT OF STOCKHOLDER'S EQUITY



                                                                  Additional
                                             Common Stock          Paid-in      Accumulated
                                          Shares     Amount        Capital        Deficit         Total
                                          ------     ------        -------        -------         -----


     Balances, June 30, 2000..........      1,000    $     -    $    88,935     $  (13,829)    $    75,106
     Equity contribution by AHC I
       Acquisition Corp...............          -          -          4,721              -           4,721
     Net income.......................          -          -              -          1,509           1,509
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2001..........      1,000          -         93,656        (12,320)         81,336
     Net income.......................          -          -              -          4,737           4,737
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2002..........      1,000          -         93,656         (7,583)         86,073
     Net income.......................          -          -              -          4,467           4,467
                                          -------    -------    -----------     ----------     -----------

     Balances, June 30, 2003..........      1,000    $     -    $    93,656     $   (3,116)    $    90,540
                                          =======    =======    ===========     ==========     ===========


                       AKI HOLDING CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

18. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended June 30,
                                                                             ------------------------------------
                                                                                 2003         2002         2001
                                                                                 ----         ----         ----
     Cash flows from operating activities:
       Net income........................................................    $   4,467    $   4,737    $   1,509
       Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
         Net change in investment in subsidiaries........................       (5,833)      (4,151)      (2,439)
         Amortization of original issuance discount......................        1,640        3,029        3,610
         Amortization of loan closing costs..............................           41           76           89
         Deferred income taxes...........................................        1,923          415         (325)
         (Gain) loss from early retirement of debt.......................          871       (3,941)      (2,554)
         Changes in operating assets and liabilities:
           Income taxes..................................................       (3,109)        (165)         110
                                                                             ---------    ---------     --------
              Net cash provided by (used in) operating activities........            -            -            -
                                                                             ---------    ---------     --------

     Cash flows from financing activities:
       Repayments of long-term debt......................................      (18,031)      (6,805)           -
       Distribution from subsidiary......................................       18,031        6,805            -
                                                                             ---------    ---------     --------
         Net cash provided by (used in) financing activities.............            -            -            -
                                                                             ---------    ---------     --------

     Net increase (decrease) in cash and cash equivalents................            -            -            -
     Cash and cash equivalents, beginning of period......................            -            -            -
                                                                             ---------    ---------     --------
     Cash and cash equivalents, end of period............................    $       -    $       -     $      -
                                                                             =========    =========     ========



19.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

          The following is a summary of the unaudited quarterly results of operations for Fiscal 2003 and Fiscal 2002.



                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,      December 31,       March 31,         June 30,
     Fiscal 2003                      2002              2002              2003              2003           Total
                                      ----              ----              ----              ----           ------

     Net sales................      $ 30,400         $  31,644         $  28,954        $  24,310         $ 115,308
     Gross profit.............        11,885            10,940            10,405            8,195            41,425
     Income from operations...         6,935             5,914             5,632            3,830            22,311
     Interest expense, net....         3,738             3,675             3,565            3,377            14,355
     Net income (loss)........         1,887             1,491             1,169              (80)            4,467


                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,      December 31,       March 31,         June 30,
     Fiscal 2002                      2001              2001              2002              2002           Total
                                      ----              ----              ----              ----           ------

     Net sales................      $ 27,381         $  22,329         $  35,472        $  35,711         $ 120,893
     Gross profit.............        10,667             6,400            15,115           14,823            47,005
     Income from operations...         5,026               361             8,418            8,798            22,603
     Interest expense, net....         3,871             3,865             4,182            3,715            15,633
     Net income (loss)........           146            (2,697)            2,029            5,259             4,737


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholder of AKI, Inc. and Subsidiaries

     In our  opinion,  the  accompanying  consolidated  balance  sheets  and the related consolidated statements of operations, stockholder's equity and cash flows present fairly, in all material respects, the financial position of AKI, Inc. and Subsidiaries at June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003in conformity with generally accepted accounting principles in the United States of America. These financial statements are the responsibility of management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting policy for goodwill amortization in fiscal 2003.



PricewaterhouseCoopers LLP
Knoxville, Tennessee
August 5, 2003

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                           CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)


                                                                                              June 30,
                                                                                    ----------------------------
                                                                                       2003              2002
                                                                                       ----              ----

ASSETS
Current assets
Cash and cash equivalents..............................................             $     1,470      $     1,875
Accounts receivable, net...............................................                  20,267           23,537
Inventory, net.........................................................                   7,265            8,014
Income tax receivable..................................................                   1,011                -
Prepaid expenses.......................................................                     671              667
Deferred income taxes..................................................                     808              977
                                                                                    -----------      -----------
      Total current assets.............................................                  31,492           35,070

Property, plant and equipment, net.....................................                  16,584           19,616
Goodwill, net .........................................................                 152,994          153,277
Other intangible assets, net...........................................                  11,307           13,142
Deferred charges, net..................................................                   3,032            3,637
Other assets...........................................................                     138              164
                                                                                    -----------      -----------
      Total assets.....................................................             $   215,547      $   224,906
                                                                                    ===========      ===========


LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt......................................             $     1,875      $     1,375
Accounts payable, trade................................................                   5,444            5,826
Accrued income taxes...................................................                       -            2,053
Accrued compensation...................................................                   4,333            5,338
Accrued interest.......................................................                   5,502            5,570
Accrued expenses.......................................................                   3,661            3,383
                                                                                    -----------      -----------
      Total current liabilities........................................                  20,815           23,545

Revolving credit line..................................................                  10,000            2,750
Term loan..............................................................                   6,250            8,125
Senior notes...........................................................                 103,510          103,510
Deferred income taxes..................................................                   1,142            1,231
Other non-current liabilities..........................................                   1,740            2,338
                                                                                    -----------      -----------
      Total liabilities................................................                 143,457          141,499

Commitments and contingencies

Stockholder's equity
Common stock, $0.01 par, 100,000 shares authorized; 1,000
    shares issued and outstanding......................................                       -                -
Additional paid-in capital.............................................                  82,512          100,543
Retained earnings (accumulated deficit)................................                   4,873             (960)
Accumulated other comprehensive income (loss)..........................                     435             (446)
Carryover basis adjustment.............................................                 (15,730)         (15,730)
                                                                                    -----------      -----------
      Total stockholder's equity.......................................                  72,090           83,407
                                                                                    -----------      -----------

      Total liabilities and stockholder's equity.......................             $   215,547      $   224,906
                                                                                    ===========      ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                           ----------------------------------------
                                                                              2003           2002           2001
                                                                              ----           ----           ----

Net sales.....................................................             $ 115,308      $ 120,893       $ 115,395
Cost of goods sold............................................                73,883         73,888          71,336
                                                                           ---------      ---------       ---------

   Gross profit...............................................                41,425         47,005          44,059

Selling, general and administrative expenses..................                17,971         18,943          18,199
Amortization of goodwill......................................                     -          4,806           4,806
Amortization of other intangible assets.......................                 1,143          1,645             951
Gain from settlement of purchase price dispute, net...........                     -           (992)              -
                                                                           ---------      ---------       ---------

   Income from operations.....................................                22,311         22,603          20,103

Other expenses (income):
   Interest expense...........................................                12,674         12,528          13,212
   Management fees to affiliate...............................                   325            250             250
   Gain from early retirement of debt.........................                     -              -            (748)
   Loss from sale and disposal of fixed assets................                    33              -               -
                                                                           ---------      ---------       ---------

     Income before income taxes...............................                 9,279          9,825           7,389

Income tax expense ...........................................                 3,446          5,674           4,950
                                                                           ---------      ---------       ---------

       Net income.............................................             $   5,833      $   4,151       $   2,439
                                                                           =========      =========       =========



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    (in thousands, except share information)



                                                                        Retained         Other         Accumulated
                                                       Additional       Earnings     Comprehensive      Carryover
                                      Common Stock       Paid-in      (Accumulated       Income           Basis
                                     Shares   Amount     Capital        Deficit)         (Loss)         Adjustment      Total
                                     ------   ------     -------        --------         ------         ----------      -----


Balances, June 30, 2000..........     1,000   $    -    $ 107,348     $   (7,550)      $    (542)      $   (15,730)    $  83,526
Net income.......................         -        -            -          2,439               -                 -         2,439
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -            (295)                -          (295)
                                                                                                                       ---------
Comprehensive income.............                                                                                          2,144
                                      -----   ------    ---------     ----------       ---------       -----------     ---------

Balances, June 30, 2001..........     1,000        -      107,348         (5,111)           (837)          (15,730)       85,670
Distribution to AKI Holding Corp.                  -       (6,805)             -               -                 -        (6,805)
Net income.......................         -        -            -          4,151               -                 -         4,151
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -             391                 -           391
                                                                                                                       ---------
Comprehensive income.............                                                                                          4,542
                                      -----   ------    ---------     ----------       ---------       -----------     ---------

Balances, June 30, 2002..........     1,000        -      100,543           (960)           (446)          (15,730)       83,407
Distribution to AKI Holding Corp.                  -      (18,031)             -               -                 -       (18,031)
Net income.......................         -        -            -          5,833               -                 -         5,833
Other comprehensive loss, net
  of tax:
   Foreign currency translation
     adjustment..................         -        -            -              -             881                 -           881
                                                                                                                       ---------
Comprehensive income.............                                                                                          6,714
                                      -----   ------    ---------     ----------       ---------       -----------     ---------

Balances, June 30, 2003..........     1,000   $    -    $  82,512     $    4,873       $     435       $   (15,730)    $  72,090
                                      =====   ======    =========     ==========       =========       ===========     =========



        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                      Year Ended June 30,
                                                                        --------------------------------------------
                                                                           2003              2002             2001
                                                                           ----              ----             ----

Cash flows from operating activities:
   Net income.................................................         $   5,833         $   4,151        $   2,439
   Adjustment to reconcile net income to net cash provided
    by operating activities:
     Depreciation and amortization of goodwill and
       other intangibles......................................             7,331            12,096           10,119
     Amortization of loan closing costs.......................               605               617              719
     Deferred income taxes....................................                80            (1,333)            (387)
     Gain from early retirement of debt.......................                 -                 -             (892)
     Other....................................................               592               472              (84)
     Changes in operating assets and liabilities:
       Accounts receivable....................................             3,270            (3,177)           4,364
       Inventory..............................................               749               690            1,427
       Prepaid expenses, deferred charges and other assets....                (4)             (131)            (400)
       Accounts payable and accrued expenses..................            (1,177)             (118)           1,077
       Income taxes...........................................            (3,064)              530            1,222
                                                                       ---------         ---------        ---------

         Net cash provided by operating activities............            14,215            13,797           19,604
                                                                       ---------         ---------        ---------

Cash flows from investing activities:
   Purchases of equipment.....................................            (2,345)           (1,338)          (3,015)
   Payments for acquisitions, net of cash acquired............                 -           (19,422)               -
   Patents....................................................              (119)              (79)            (137)
                                                                       ---------         ---------        ---------

         Net cash used in investing activities................            (2,464)          (20,839)          (3,152)
                                                                       ---------         ---------        ---------

Cash flows from financing activities:
   Payments under capital leases for equipment................                 -              (503)            (846)
   Repayments of long-term debt...............................                 -                 -           (3,110)
   Net proceeds (repayments) on revolving loan................             7,250             2,750           (9,000)
   Proceeds (repayments) on term loan, net of repayment of
     $500 in 2002.............................................            (1,375)            9,500                -
   Payments of loan closing costs.............................                 -              (679)               -
   Distribution to parent.....................................           (18,031)           (6,805)               -
                                                                       ---------         ---------        ---------

         Net cash provided by (used in) financing activities..           (12,156)            4,263          (12,956)
                                                                       ---------         ---------        ---------

   Net increase (decrease) in cash and cash equivalents.......              (405)           (2,779)           3,496
   Cash and cash equivalents, beginning of period.............             1,875             4,654            1,158
                                                                       ---------         ---------        ---------
   Cash and cash equivalents, end of period...................         $   1,470         $   1,875        $   4,654
                                                                       =========         =========        =========


   Supplemental information:
     Cash paid during the period for:
       Interest to stockholder................................         $      21         $      14        $     320
       Interest, other........................................            11,950            11,600           12,233
       Income taxes...........................................             6,616             6,857            4,115




        The accompanying notes are an integral part of these consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

1.   ORGANIZATION AND BUSINESS

          Arcade Holding Corporation (the "Predecessor") was organized for the purpose of acquiring all the issued and outstanding capital stock of Arcade, Inc. ("Arcade") on November 4, 1993. As more fully described in
     Note 3, DLJ Merchant Banking Partners II, L.P. and certain related investors (collectively, "DLJMBII") and certain members of the Predecessor organized AHC I Acquisition Corp. ("AHC") and AHC I Merger Corp. ("Merger Corp.") for purposes of acquiring the Predecessor (the "Acquisition"). On December 15, 1997, Merger Corp. acquired all of the equity interests of the Predecessor and then merged with and into the Predecessor and the combined entity assumed the name AKI, Inc. and Subsidiaries ("AKI," the "Successor" or the "Company"). Subsequent to the Acquisition, AHC contributed $1 of cash and all of its ownership interest in AKI to AKI Holding Corporation ("Holding") for all of the outstanding equity of Holding. AKI is engaged in interactive advertising for consumer products companies and has a specialty in the design, production and distribution of sampling systems from its Chattanooga, Tennessee and Baltimore, Maryland facilities and distributes its products in Europe through its French subsidiary, Arcade Europe S.A.R.L.

          Unless otherwise indicated, all references to years refer to AKI's fiscal year, June 30.

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

          Two customers accounted for 29.7% and 31.3% of net sales during the years ended June 30, 2003 and June 30, 2002, respectively. One customer accounted for 14.9% of net sales during the year ended June 30, 2001.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Concentration of Purchasing

          Products accounting for a significant portion of the Company's net sales utilize specific grades of paper that are produced exclusively for the Company by one domestic supplier or specific component materials that are sourced from one qualified supplier. The Company does not have purchase agreements with their suppliers. These products can be manufactured using other grades of paper; however, the Company believes the specific grades of paper utilized by the Company provide the Company with an advantage over its competitors. The Company is currently researching methods of replicating the advantages of these specific grades of paper with other grades of paper available from multiple suppliers and alternative component materials from multiple suppliers. Until such methods are developed or alternative sources located, a loss of supply of these specific grades of paper and the resulting competitive advantage could cause a possible loss of sales, which could adversely affect operating results.

     Revenue Recognition and Accounts Receivable

          Product sales are recognized at the time risk of ownership transfers, net of estimated discounts. Accounts receivable is accounted for net of allowances for doubtful accounts. Under arrangements with certain customers, custom product which is stored for future delivery is recognized as revenue when title and risk of ownership has passed to the customer.

     Shipping and Handling Costs

          The costs associated with shipping and handling are included as a component of cost of goods sold.

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

     Goodwill

          The aggregate purchase price of business acquisitions was allocated to the assets and liabilities of the acquired companies based on their respective fair values as of the acquisition dates. Goodwill represents the excess purchase price paid over the fair value of net identifiable assets acquired. The cost and accumulated

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     amortization of goodwill was $173,153 and $20,159 at June 30, 2003 and $173,436 and $20,159 at June 30, 2002, respectively. In accordance with SFAS 142 goodwill is no longer being amortized. The following pro forma amounts reflect goodwill amortization and net income had SFAS 142 been implemented at the beginning of fiscal 2001:


                                                            2003              2002               2001
                                                            ----              ----               ----

           Net income as reported...............        $     5,833       $     4,151        $     2,439
           Goodwill amortization................                  -             4,806              4,806
                                                        -----------       -----------        -----------

           Pro forma net income.................        $     5,833       $     8,957        $     7,245
                                                        ===========       ===========        ===========



          Management annually tests the carrying value of its goodwill and other long-lived assets which have resulted in no impairment.

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method as permitted under SFAS
     123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income for the years ended June 30, 2003, 2002 and 2001 would have been as follows:


                                                            2003              2002               2001
                                                            ----              ----               ----

           Net income as reported...............        $     5,833       $     4,151        $     2,439
           Stock based compensation expense.....                 35               105                105
                                                        -----------       -----------        -----------

           Pro forma net income.................        $     5,798       $     4,046        $     2,334
                                                        ===========       ===========        ===========



     Deferred Charges

          Deferred charges are primarily comprised of debt issuance costs which are being amortized using the effective interest method over the terms of the related debt. Such costs are included in the accompanying consolidated balance sheets, net of accumulated amortization.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Intangible Assets

          Other intangible assets include patents, customer lists, covenants not to compete and other intangible assets and are being amortized over their estimated lives using the straight-line method. The following table details the components of other intangible assets:


                                                                        June 30,
                                 ------------------------------------------------------------------------------------
                                                  2003                                        2002
                                 ----------------------------------------    ----------------------------------------
                                              Accumulated                                  Accumulated
                                   Costs      Amortization       Net            Costs      Amortization      Net
                                   -----      ------------       ---            -----      ------------      ---

    Patents...................    $  8,433     $   1,286      $   7,147       $  8,314      $     476      $   7,838
    Customer lists............       7,289         3,645          3,644          7,289          2,916          4,373
    Covenants not to compete..       1,375         1,010            365          1,375            735            640
    Other.....................         694           543            151            694            403            291
                                  --------     ---------      ---------       --------      ---------      ---------
                                  $ 17,791     $   6,484      $  11,307       $ 17,672      $   4,530      $  13,142
                                 =========     =========      =========      =========      =========      =========



          Future amortization of other intangible assets is as follows:

                                    2004.................... $   1,951
                                    2005....................     1,603
                                    2006....................     1,563
                                    2007....................     1,551
                                    2008....................     1,537
                                    Thereafter..............     3,102
                                                             ---------
                                                             $  11,307
                                                             =========

     Fair Value of Financial Instruments

          SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," requires the disclosure of the fair value of financial instruments, for assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The fair value of the Company's Senior Notes, as determined from quoted market prices, was $106,098 at June 30, 2003, compared to a carrying value of $103,510. The carrying value of all other financial instruments approximated fair value at June 30, 2003.

     Foreign Currency Transactions

          Gains and (losses) on foreign currency transactions have been included in the determination of net income in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign currency gains and (losses) amounted to ($44), $301 and ($403) for the years ended June 30, 2003, 2002 and 2001, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Research and Development Expenses

          Research and development expenditures are charged to selling, general and administrative expenses in the period incurred. Research and development expenses totaled $2,135, $1,766 and $1,591 for the years ended June 30, 2003, 2002 and 2001, respectively.

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

     Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes significant estimates in the areas of accounts receivable, inventory, intangible assets, long-lived assets and deferred income tax. Actual results could differ from those estimates.

     Recently Issued Accounting Standards

          FASB Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") was issued in June 2001. SFAS 142 changes the accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and was applied at the beginning of our 2003 fiscal year. The adoption of SFAS 142 eliminated the amortization of goodwill, approximately $4,800 in fiscal 2002, while requiring annual tests for impairment of goodwill. The Company completes its initial and first annual tests of the carrying value of goodwill which resulted in no impairment.

          FASB Statement of Financial Accounting Standards No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") was issued in April 2002. The most significant aspects of this pronouncement, with respect to the Company, is the elimination of SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". As a result of the elimination of SFAS No. 4, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB No. 30,
     "Reporting the Results of Operations - Discontinued Events and Extraordinary Items". SFAS No. 145, which the Company adopted in fiscal 2003, requires early retirement of debt to be included in income from continuing operations. Gains and losses on early retirement of debt that were classified

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     as extraordinary items in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary items in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary item were reclassified. In fiscal 2002 the Company reported an approximate $2.7 million extraordinary gain from early retirement of debt, net of tax.

          FASB Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions or cash flows.

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

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interest in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2002. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial position or cash flows.

3.   SIGNIFICANT ACQUISITIONS

          On December 18, 2001, the Company acquired the business including certain assets and assumed certain liabilities of Color Prelude, Inc. ("CP") for $19,423 including direct acquisition costs of $540. The acquisition was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". The purchase price has been allocated to the assets and liabilities acquired using estimated fair values at the date of acquisition and resulted in assigning

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

3.   SIGNIFICANT ACQUISITIONS (Continued)

     value to goodwill totaling $407 which will not be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". The following shows the allocation of the purchase price:

                  Cash...........................................   $         1
                  Other current assets...........................         5,680
                  Property, plant and equipment..................         7,695
                  Patents........................................         7,750
                  Other intangible assets........................         1,069
                  Goodwill.......................................           407
                                                                    -----------
                  Total allocation to assets.....................   $    22,602
                                                                    ===========

                  Current liabilities............................   $     3,179
                                                                    ===========

          Patents are being amortized over a ten year period and other intangible assets are being amortized over periods ranging from one to four years.

          The results of the acquired operations are included in the financial statements since the date of acquisition. The following pro forma results include cost savings and other effects of the planned integration and are not necessarily indicative of the results which would have occurred if the business combination had been in effect on the dates indicated. Pro forma results had CP been acquired at the beginning of fiscal 2001 are as follows:


                                                         2002           2001
                                                         ----           ----

                                                      (unaudited)    (unaudited)

                  Revenue........................   $   127,226     $   129,122
                  Net income ....................         4,110           3,237

          In April 2002 the Company settled a dispute with the former owners of RetCom Holdings Ltd. In connection with the settlement the Company received approximately $1,000 and has included this settlement amount net of related expenses in income from operations.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

4.   ACCOUNTS RECEIVABLE

          The following table details the components of accounts receivable:

                                                                June 30,
                                                      -------------------------
                                                          2003           2002
                                                          ----           ----

         Trade accounts receivable..................  $   20,633     $   23,824
         Allowance for doubtful accounts............        (557)          (608)
                                                      ----------     ----------
                                                          20,076         23,216
         Other accounts receivable..................         191            321
                                                      ----------     ----------

                                                      $   20,267     $   23,537
                                                      ==========     ==========

5.   INVENTORY

          The following table details the components of inventory:

                                                                June 30,
                                                      -------------------------
                                                          2003           2002
                                                          ----           ----
         Raw materials
           Paper....................................  $    1,740     $    2,180
           Other raw materials......................       2,353          4,216
                                                      ----------     ----------
              Total raw materials...................       4,093          6,396
         Work in process............................       3,857          2,468
         Reserve for obsolescence...................        (685)          (850)
                                                      ----------     ----------

         Total inventory............................  $    7,265     $    8,014
                                                      ==========     ==========


          The difference between the carrying value of paper inventory using the FIFO method as compared to the LIFO method was not significant at June 30, 2003 or June 30, 2002.

6.   PROPERTY, PLANT AND EQUIPMENT

          The following table details the components of property, plant and equipment as well as their estimated useful lives:

                                                                June 30,
                                         Estimated      -----------------------
                                       Useful Lives       2003           2002
                                       ------------       ----           ----

         Land.......................                    $    258      $    258
         Buildings..................   7 - 15 years        2,999         2,690
         Leasehold improvements.....   1 -  3 years          717           353
         Machinery and equipment....   5 -  7 years       33,240        32,000
         Furniture and fixtures.....   3 -  5 years        4,141         3,609
         Construction in progress...                          31           255
                                                        --------      --------
                                                          41,386        39,165
         Accumulated depreciation...                     (24,802)      (19,549)
                                                        --------      --------
                                                        $ 16,584      $  19,616
                                                        ========      =========

          Depreciation expense amounted to $5,360, $5,197 and $4,341 for the years ended June 30, 2003, 2002 and 2001, respectively.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

7.   CREDIT AGREEMENT

          On December 18, 2001, the Company amended and restated its Credit Agreement. The Credit Agreement provides for a $10,000 term loan which matures on December 31, 2006 with varying quarterly principal payments and, under certain circumstances, payments of "excess cash flow" as defined in the Credit Agreement. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the term loan was 4.56% at June 30, 2003). The weighted average interest rate on the outstanding balance under the term loan was 5.78% for the year ending June 30, 2003. Future minimum principal payments under the term loan are as follows:



                  2004................  $     1,875
                  2005................        2,125
                  2006................        2,625
                  2007................        1,500
                                        -----------
                                        $     8,125
                                        ===========

          The Credit Agreement also provides for a revolving loan commitment up to a maximum of $20,000 and expires on December 31, 2006. Borrowings are limited to a borrowing base consisting of accounts receivable, inventory and property, plant and equipment which serve as collateral for the borrowings. As of June 30, 2003, the Company's borrowing base was approximately $24,088. Interest on amounts borrowed accrue at a floating rate based upon either prime or LIBOR (the weighted average interest rate on the outstanding balance under the revolving loan was 6.0% and 6.49% at June 30, 2003 and 2002, respectively). The weighted average interest rate on the outstanding balance under the revolving loan was 6.14%, 6.45% and 9.58% for the years ended June 30, 2003, 2002 and 2001, respectively.

          The Company is required to pay commitment fees on the unused portion of the revolving loan commitment at a rate of approximately 0.5% per annum. In addition, the Company is required to pay fees equal to 2.5% of the average daily outstanding amount of lender guarantees. The Company had $291 of lender guarantees outstanding at June 30, 2003. These fees totaled $76, $65 and $59 for the years ended June 30, 2003, 2002 and 2001, respectively. The Credit Agreement contains certain financial covenants and other restrictions including restrictions on additional indebtedness and restrictions on the payment of dividends. As of June 30, 2003, the Company was in compliance with all debt covenants.

8.   LOANS PAYABLE TO STOCKHOLDER

          In May 2000, the Company signed a promissory note payable to AHC which allows the Company to borrow up to $10,000 at such interest rates and due as agreed upon by the Company and AHC. At June 30, 2003, no amount was outstanding under the promissory note. Interest paid to AHC in connection with the promissory note totaled $21, $14 and $320 for the years ended June 30, 2003, 2002 and 2001, respectively.

9.   SENIOR NOTES

          On June 25, 1998, the Company completed a private placement of $115,000 of Senior Notes (the "Senior Notes") which mature on July 1, 2008. The Senior Notes are general unsecured obligations of the Company and bear interest at 10.5% per annum, payable semi-annually on January 1 and July 1. The placement of the Senior

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

9.   SENIOR NOTES (Continued)

     Notes yielded the Company net proceeds of $110,158 after deducting offering expenses of $4,842, including $3,450 of underwriting fees paid to an affiliate of the stockholder. The Senior Notes are redeemable at the option of the Company, in whole or part, at any time after July 1, 2003 at a price of up to 105.25% of the outstanding principal balance plus accrued and unpaid interest. The Senior Notes contain certain covenants including restrictions on the declaration and payment of dividends by the Company to Holding and limitations on the incurrence of additional indebtedness. On December 22, 1998, the Company completed the registration of its Senior Notes with the Securities and Exchange Commission. During fiscal 2001, the Company purchased $4,000 of the Senior Notes for $3,110 and recognized a gain of approximately $748. The purchased notes were subsequently retired.

10.  INITIAL CAPITALIZATION

          In conjunction with the Acquisition, AHC issued $30,000 of Floating Rate Notes, $50,279 of Mandatorily Redeemable Senior Preferred Stock (the "Senior Preferred Stock") and $1,111 of its Common Stock. The Floating Rate Notes were issued with an original issuance discount of $5,389. Interest was payable quarterly and could be settled through the issuance of additional Floating Rate Notes through December 15, 2009, the maturity date, at the discretion of AHC. The original issuance discount of $5,389 was being amortized using the effective interest method over the life of the Floating Rate Notes. On November 1, 1999 AHC issued Amended and Restated Notes totaling $35,500 in exchange for the Floating Rate Notes. The Amended and Restated Notes bear a fixed interest rate of approximately 16% per annum and mature on December 15, 2009 and provide for the payment of stipulated early redemption premiums. In connection with the exchange the unamortized original issue discount was expensed by AHC. The Senior Preferred Stock accretes in value at 15% per annum and must be redeemed by December 15, 2012. The Amended and Restated Notes and Senior Preferred Stock are general unsecured obligations of AHC.

          The cash proceeds from the issuance of the Floating Rate Notes, Senior Preferred Stock and Common Stock of approximately $76,000 and a Senior Preferred Stock option of $2,363 were contributed by AHC to the Company in exchange for 1,000 shares of the Company's Common Stock. Subsequent to the initial capitalization of the Company, AHC contributed $1 of cash and all of its ownership interest in the Company to Holding for all of the outstanding equity of Holding.

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

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

11.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

          Equipment and office, warehouse and production space under operating leases expire at various dates. Rent expense was $1,293, $559 and $538 for the years ended June 30, 2003, 2002 and 2001, respectively. Future minimum lease payments under the leases are as follows:

                                    2004.........  $     1,375
                                    2005.........        1,051
                                    2006.........        1,017
                                    2007.........          809
                                    2008.........          656
                                    Thereafter...        2,217
                                                   -----------
                                                   $     7,125
                                                   ===========


     Royalty Agreements

          Royalty agreements are maintained for certain technologies used in the manufacture of certain products. Under the terms of one royalty agreement, payments are required based on a percentage of net sales of those products manufactured with the specific technology, or a minimum of $500 per year adjusted for changes in the CPI. This agreement expires the earlier of (1) when a total of $11,800 in cumulative royalty payments has been paid or (2) December 31, 2004 unless renewed by the Company for successive one-year periods. The Company expensed $653, $500 and $500 under this agreement for the years ended June 30, 2003, 2002 and 2001, respectively. The Company has paid $6,576 in cumulative royalty payments under this agreement through June 30, 2003.

          Under the terms of another agreement, royalty payments are required based on the number of products sold that were manufactured with the specific licensed technology, or a minimum payment of $625 per year through the expiration of the agreement in 2012. The Company expensed $625 under this agreement for each of the three years ended June 30, 2003.

     Employee Agreements

          The Company has employment and salary continuation agreements with certain executive officers with terms through June 30, 2004 and 2005. Such agreements provide for base salaries totaling $1,270 per year. One officer has an incentive bonus of up to 200% of base salary which is payable if certain financial and management goals are attained and certain other incentive payments. The employment agreements also provide severance benefits of up to two years of base salary if the officers' services are terminated under certain conditions and one officer's agreement provides, in the event of termination resulting from a change of control, a severance benefit of two times his highest aggregate amount of base salary and bonus in any of the three calendar years prior to the effective date of termination.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

11.  COMMITMENTS AND CONTINGENCIES (Continued)

     Litigation

          The Company is a party to litigation arising in the ordinary course of business, which in the opinion of management, will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     Printing Services Agreement

          In connection with the RetCom acquisition, AKI entered into a Printing Services Agreement, which expires December 31, 2004, with a former shareholder of RetCom. The Printing Services Agreement requires annual purchases of printing services totaling $5,000 with a 15% charge on the amount of any shortfall. The present value of the costs related to the estimated shortfall over the life of the Printing Services Agreement was recorded as a liability in the RetCom purchase accounting. The liability balance at June 30, 2003 was approximately $2,163.

12.  RETIREMENT PLANS

          A 401(k) defined contribution plan (the "Plan") is maintained for substantially all full-time salaried employees and certain non-union hourly employees. Applicable employees who have six months of service and have attained age 21 are eligible to participate in the Plan. Employees may elect to contribute a percentage of their earnings to the Plan in accordance with limits prescribed by law. The Company makes contributions to the Plan by matching a percentage of employee contributions. Costs associated with the Plan totaled $424, $323 and $294 for the years ended June 30, 2003, 2002 and 2001, respectively.

          Certain hourly employees are covered under a multiemployer defined benefit plan administered under a collective bargaining agreement. Costs (determined by union contract) under the defined benefit plan were $245, $221 and $233 for the years ended June 30, 2003, 2002 and 2001, respectively.

13.  INCOME TAXES

          The Company is included in the consolidated federal income tax return filed by AHC. Income taxes related to the Company are determined on a separate entity basis. The Company files separate state income tax returns and calculates its state tax provision on a separate company basis. Any income taxes payable or receivable by the consolidated group are settled or received by the Company.

                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

13.  INCOME TAXES (Continued)

          For financial reporting purposes, income before income taxes includes the following components:

                                                      Year Ended June 30,
                                             -----------------------------------
                                                2003         2002         2001
                                                ----         ----         ----

         Income before income taxes:
           United States.................    $  7,578     $  7,683     $  5,928
           Foreign.......................       1,701        2,142        1,461
                                             --------     --------     --------

                                             $  9,279     $  9,825     $  7,389
                                             ========     ========     ========


          Significant components of the provision (benefit) for income taxes are as follows:

                                                      Year Ended June 30,
                                             ----------------------------------
                                                2003         2002         2001
                                                ----         ----         ----

         Current expense:
           Federal.......................    $  2,408     $  5,003     $  4,533
           Foreign.......................         613        1,042          526
           State.........................         345          962          278
                                             --------     --------     --------
                                                3,366        7,007        5,337
                                             --------     --------     --------

         Deferred expense (benefit):
           Federal.......................          42       (1,247)        (721)
           Foreign.......................           -            -            -
           State.........................          38          (86)         334
                                             --------     --------     --------
                                                   80       (1,333)        (387)
                                             --------     --------     --------

                                             $  3,446     $  5,674     $  4,950
                                             ========     ========     ========


          The significant components of deferred tax assets and (liabilities) at June 30, 2003 and 2002, were as follows:



                                                                               June 30,
                                                       --------------------------------------------------------
                                                                2003                            2002
                                                                ----                            ----
                                                       Current     Noncurrent           Current    Noncurrent
                                                       -------     ----------           -------    ----------

         Deferred income tax assets:
           Accrued expenses........................    $     376     $      -           $     483    $       -
           Allowance for doubtful accounts.........          213            -                 216            -
           Reserve for inventory obsolescence......          219            -                 278            -
           Amortization of intangibles.............            -          879                   -          773
                                                       ---------     --------           ---------    ---------
                                                             808          879                 977          773
         Deferred income tax liability:
           Property, plant and equipment...........            -       (2,021)                  -       (2,004)
                                                       ---------     --------           ---------    ---------

                Deferred tax assets (liabilities)..    $     808     $ (1,142)          $     977    $  (1,231)
                                                       =========     ========           =========    =========



                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

13.  INCOME TAXES (Continued)

          The income tax provision recognized by the Company for the years ended June 30, 2003, 2002 and 2001 differs from the amount determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following:


                                                                               Year Ended June 30,
                                                                  --------------------------------------------
                                                                     2003             2002              2001
                                                                     ----             ----              ----

         Computed tax provision at the
           statutory rate.................................        $   3,155         $   3,439        $   2,586
         State income tax provision, net of
           federal effect.................................              253               570              397
         Net nondeductible expenses.......................               32             1,373            1,952
         Extraterritorial income exclusion................              (86)                -                -
         Other, net.......................................               92               292               15
                                                                  ---------         ---------        ---------

                                                                  $   3,446         $   5,674        $   4,950
                                                                  =========         =========        =========



14.  STOCK OPTIONS

          Subsequent to the Acquisition, AHC adopted the 1998 Stock Option Plan ("Option Plan") for certain employees and directors of AHC and any parent or subsidiary of AHC. The Option Plan authorizes the issuance of options to acquire up to 1,650,000 shares of AHC Common Stock. The Board of Directors determines the terms of each individual options grant. The exercise price for each grant is required to be set at least equal to the fair market value per share of AHC provided that the exercise price shall not be less than $1.00 per share. Options vest over periods ranging from one to eight years. Certain options are eligible for accelerated vesting based on targeted EBITDA. EBITDA is net income or loss plus income taxes, interest expense, management fees, loss from early retirement of debt, loss from sale and disposal of fixed assets, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gains from early retirement of debt and settlement of purchase price dispute. Options may be exercisable for up to ten years.

          A summary of AHC stock option activity and related information for the years ended June 30, 2003, 2002 and 2001 follows:



                                              2003                            2002                         2001
                                     ------------------------       -------------------------     ------------------------
                                                  Weighted                        Weighted                     Weighted
                                                   Average                         Average                      Average
                                                  Exercise                        Exercise                     Exercise
                                      Options       Price             Options       Price          Options       Price
                                      -------       -----             -------       -----          -------       -----

Outstanding, beginning of year.....  1,469,050      $  1.00         1,464,850       $  1.00       1,509,450      $  1.00
     Granted.......................     96,000         1.00            21,000          1.00          35,500         1.00
     Exercised.....................          -           -                  -            -                -            -
     Forfeited.....................    (32,800)        1.00           (16,800)         1.00         (80,100)        1.00
                                     ---------      -------         ---------       -------       ---------      -------

Outstanding, end of year...........  1,532,250      $  1.00         1,469,050       $  1.00       1,464,850      $  1.00
                                     =========      =======         =========       =======       =========      =======

Exercisable, end of year...........  1,436,073      $  1.00         1,106,343       $  1.00         640,793      $  1.00
                                     =========      =======         =========       =======       =========      =======

Weighted average remaining
contractual life...................         6.7 years                      7.5 years                     8.5 years


                           AKI, INC. AND SUBSIDIARIES
                (a wholly-owned subsidiary of AKI Holding Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (in thousands, except share and per share information)

15.  RELATED PARTY TRANSACTIONS

          The Company made payments to an affiliate of DLJMBII for management fees of $325 for the year ended June 30, 2003 and $250 for the years ended June 30, 2002 and June 30, 2001.

16.  GEOGRAPHIC INFORMATION

          The following table illustrates geographic information for revenues and long-lived assets. Revenues are attributed to countries based on the receipt of sales orders and long-lived assets are based upon the country of domicile.


                                                           United
        Net sales:                                         States                France                Total
                                                           ------                ------                -----

        Year ended June 30, 2001...............         $      96,845         $      18,550         $     115,395
        Year ended June 30, 2002...............               103,138                17,755               120,893
        Year ended June 30, 2003...............                99,757                15,551               115,308

        Long-lived assets:

        Year ended June 30, 2001...............         $     183,042         $          70         $     183,112
        Year ended June 30, 2002...............               189,754                    82               189,836
        Year ended June 30, 2003...............               183,949                   106               184,055



17.  UNAUDITED QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for Fiscal 2003 and Fiscal 2002.



                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,      December 31,       March 31,         June 30,
     Fiscal 2003                      2002              2002             2003              2003             Total
                                      ----              ----             ----              ----             -----

     Net sales................      $ 30,400         $  31,644         $  28,954        $  24,310         $ 115,308
     Gross profit.............        11,885            10,940            10,405            8,195            41,425
     Income from operations...         6,935             5,914             5,632            3,830            22,311
     Interest expense, net....         3,188             3,220             3,184            3,082            12,674
     Net income (loss)........         2,257             1,633             1,437              506             5,833


                                  Quarter Ended     Quarter Ended    Quarter Ended     Quarter Ended
                                  September 30,      December 31,       March 31,         June 30,
     Fiscal 2002                      2001              2001             2002              2002             Total
                                      ----              ----             ----              ----             -----

     Net sales................      $ 27,381         $  22,329         $  35,472        $  35,711         $ 120,893
     Gross profit.............        10,667             6,400            15,115           14,823            47,005
     Income from operations...         5,026               361             8,418            8,798            22,603
     Interest expense, net....         3,044             3,038             3,306            3,140            12,528
     Net income (loss)........           702            (2,140)            2,616            2,973             4,151
