Form 10-Q
period 2003-09-30
AKI HOLDING CORP; AKI INC
filed 2003-11-07
CIK 1067550, 1067549

FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (X) Yes ( ) No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) ( ) Yes (X) No

As of October 31, 2003, 1,000 shares of common stock of AKI Holding Corp., $.01 par value, were outstanding and 1,000 shares of common stock of AKI, Inc., $.01 par value, were outstanding.

AKI, Inc. meets the  requirements set forth in General  Instruction  H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with reduced disclosure format.

                       AKI HOLDING CORP. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


Part I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (unaudited)

                  AKI Holding Corp. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -     September 30, 2003
                      -     June 30, 2003

                      Consolidated Condensed Statements of Operations

                      -     Three months ended September 30, 2003
                      -     Three months ended September 30, 2002

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -     Three months ended September 30, 2003

                      Consolidated Condensed Statements of Cash Flows

                      -     Three months ended September 30, 2003
                      -     Three months ended September 30, 2002

                      Notes to Consolidated Condensed Financial Statements

                  AKI, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                      -     September 30, 2003
                      -     June 30, 2003

                      Consolidated Condensed Statements of Operations

                      -     Three months ended September 30, 2003
                      -     Three months ended September 30, 2002

                      Consolidated Condensed Statement of Changes in Stockholder's Equity

                      -     Three months ended September 30, 2003

                      Consolidated Condensed Statements of Cash Flows

                      -     Three months ended September 30, 2003
                      -     Three months ended September 30, 2002

                      Notes to Consolidated Condensed Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Discussions About Market Risk

         Item 4.  Controls and Procedures

Part II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 6.  Exhibits and Reports on Form 8-K

                       AKI HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                September 30,         June 30,
                                                                                    2003                2003
                                                                                -------------      -------------
                                                                                 (unaudited)         (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       5,323      $       1,470
Accounts receivable, net...................................................            29,990             20,267
Inventory..................................................................             8,766              7,265
Income tax receivable......................................................                 -              4,166
Prepaid expenses...........................................................             1,358                671
Deferred income taxes......................................................               808                808
                                                                                -------------      -------------

   Total current assets....................................................            46,245             34,647

Property, plant and equipment, net.........................................            15,472             16,584
Goodwill ..................................................................           152,994            152,994
Other intangible assets, net...............................................            10,867             11,307
Deferred charges, net......................................................             2,868              3,032
Other assets...............................................................               134                138
                                                                                -------------      -------------

   Total assets............................................................     $     228,580      $     218,702
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,937      $       1,875
Accounts payable, trade....................................................             8,121              5,444
Accrued income taxes.......................................................             1,469                  -
Accrued compensation.......................................................             3,019              4,333
Accrued interest...........................................................             2,972              5,502
Accrued expenses...........................................................             3,031              3,661
                                                                                -------------      -------------

   Total current liabilities...............................................            20,549             20,815

Revolving credit line......................................................            18,037             10,000
Term loan..................................................................             5,750              6,250
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               375                  -
Deferred income taxes......................................................               968              1,142
Other non-current liabilities..............................................             1,012              1,740
                                                                                -------------      -------------

   Total liabilities.......................................................           150,201            143,457

Stockholder's equity
Common stock, $0.01 par 1,000 shares authorized;
    1,000 shares issued and outstanding....................................                 -                  -
Additional paid-in capital.................................................            93,656             93,656
Retained earnings (accumulated deficit)....................................               215             (3,116)
Accumulated other comprehensive income.....................................               238                435
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                -------------      -------------

   Total stockholder's equity..............................................            78,379             75,245
                                                                                -------------      -------------


   Total liabilities and stockholder's equity..............................     $     228,580      $     218,702
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

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                                  Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2003         September 30, 2002
                                                                    ------------------         ------------------
                                                                       (unaudited)                (unaudited)

Net sales.................................................             $    37,258                $    30,400
Cost of goods sold........................................                  23,535                     18,515
                                                                       -----------                -----------

       Gross profit.......................................                  13,723                     11,885

Selling, general and administrative expenses..............                   4,685                      4,664
Amortization of other intangibles.........................                     286                        286
                                                                       -----------                -----------

       Income from operations.............................                   8,752                      6,935

Other expenses:
   Interest expense.......................................                   3,214                      3,738
   Management fees and other, net.........................                     100                         63
                                                                       -----------                -----------

       Income before income taxes.........................                   5,438                      3,134

Income tax expense........................................                   2,107                      1,247
                                                                       -----------                -----------

       Net income ........................................             $     3,331                $     1,887
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



                                                                                           Accumulated
                                                                               Retained       Other
                                                                 Additional    Earnings   Comprehensive  Carryover
                                               Common Stock        Paid-in   (Accumulated     Income       Basis
                                             Shares   Dollars      Capital      Deficit)      (Loss)     Adjustment      Total
                                             ------   -------      -------      --------      ------     ----------      -----

Balances, June 30, 2003 (unaudited).......    1,000   $    -     $   93,656   $   (3,116)    $   435     $  (15,730)   $  75,245

Net income (unaudited)....................                                         3,331                                   3,331

Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                      (197)                       (197)
                                                                                                                       ---------

Comprehensive income (unaudited)..........                                                                                 3,134
                                              -----   ------     ----------   ----------     -------     ----------    ---------

Balances, September 30, 2003 (unaudited)..    1,000   $    -     $   93,656   $      215     $   238     $  (15,730)   $  78,379
                                              =====  =======     ==========   ==========     =======     ==========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AKI HOLDING CORP. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                        Three months ended
                                                                             ----------------------------------------
                                                                             September 30, 2003    September 30, 2002
                                                                             ------------------    ------------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income........................................................            $     3,331           $     1,887
   Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization of other intangibles..............                  1,844                 1,855
     Amortization of debt discount...................................                      -                   537
     Amortization of debt issuance costs.............................                    164                   174
     Deferred income taxes...........................................                   (174)                 (340)
     Other...........................................................                   (921)                 (336)
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                 (9,723)                  235
       Inventory.....................................................                 (1,501)               (1,748)
       Prepaid expenses, deferred charges and other assets...........                   (687)                 (543)
       Accounts payable and accrued expenses.........................                 (1,799)               (5,669)
       Income taxes..................................................                  5,635                   446
                                                                                 -----------           -----------

         Net cash used in operating activities.......................                 (3,831)               (3,502)
                                                                                 -----------           -----------

Cash flows from  investing activities
   Purchases of equipment............................................                   (243)                 (828)
   Patents...........................................................                    (48)                  (32)
                                                                                 -----------           -----------

         Net cash used in investing activities.......................                   (291)                 (860)
                                                                                 -----------           -----------

Cash flows from financing activities
   Net proceeds on revolving loan....................................                  8,037                 3,925
   Net repayments on term loan.......................................                   (437)                 (250)
   Net proceeds from promissory note to stockholder..................                    375                   355
                                                                                 -----------           -----------

         Net cash provided by financing activities...................                  7,975                 4,030
                                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents.................                  3,853                  (332)
Cash and cash equivalents, beginning of period.......................                  1,470                 1,875
                                                                                 -----------           -----------

Cash and cash equivalents, end of period.............................            $     5,323           $     1,543
                                                                                 ===========           ===========

Supplemental information
   Net cash paid (received) during the period for:
     Interest........................................................            $     5,540           $     5,706
     Income taxes....................................................                 (3,171)                1,179




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

          AKI is engaged in multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and creative services. Products are produced and distributed from Chattanooga, Tennessee and Baltimore, Maryland facilities and distributed in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Recently Issued Accounting Standards

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2003 and the interim consolidated condensed statements of operations for the three months ended September 30, 2003 and 2002, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2003 and 2002 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2003 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2003 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003 as filed on Form 10-K.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (Continued)

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method of APB 25 as permitted under SFAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income would have been as follows:

                                                       Three months ended
                                                          September 30,
                                                          -------------
                                                       2003            2002
                                                       ----            ----

     Net income, as reported.................       $   3,331       $   1,887

     Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects......               8               9
                                                    ---------       ---------

     Pro forma net income....................       $   3,323       $   1,878
                                                    =========       =========


2.   INVENTORY

          The following table details the components of inventory:

                                             September 30, 2003   June 30, 2003
                                             ------------------   -------------
                                                (unaudited)        (unaudited)
         Raw materials
             Paper..........................    $     1,926        $     1,740
             Other raw materials............          2,961              2,353
                                                -----------        -----------
                 Total raw materials........          4,887              4,093
         Work in process....................          4,586              3,857
         Reserve for obsolescence...........           (707)              (685)
                                                -----------        -----------

         Total inventory....................    $     8,766        $     7,265
                                                ===========        ===========

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows:

                                                          Three months ended
                                                             September 30,
                                                             -------------
                                                          2003          2002
                                                          ----          ----

      Net income.................................     $   3,331     $   1,887

      Other comprehensive income (loss) , net
      of tax:
        Foreign currency translation
        adjustments..............................          (197)          373
                                                      ---------     ---------

      Comprehensive income.......................     $   3,134     $   2,260
                                                      =========     =========


4.   CONTINGENCIES

          The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License
     agreement,  as  amended  (the  "License  Agreement").   Under  the  License
     Agreement, the Company licenses certain intellectual property related to one of the Company's products for which the Company is obligated to pay the Licensor a royalty based on sales of the product and a minimum annual royalty. The Licensor alleges the Company committed a number of breaches, including a breach of the License Agreement and a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts under the terms of the License Agreement and all amounts due it under the Company's unjust enrichment of the Licensor's intellectual property rights.

          The Company believes that it has valid defenses to the Licensor's claims, that it did not breach any provision of the License Agreement, and that the License Agreement is valid and enforceable. The Company believes that Licensor 's claims are without merit, and intends to vigorously defend against its claims.

                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
          (dollars in thousands, except share and per share information)

5.   CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS

          The following condensed balance sheets at September 30, 2003 and June 30, 2003 and condensed statements of operations and cash flows for the three months ended September 30, 2003 and 2002 and the condensed statement of changes in stockholder's equity for the three months ended September 30, 2003 for Holding have been prepared on the equity basis of accounting and should be read in conjunction with the consolidated statements and notes thereto.

                                  BALANCE SHEET


                                                                    September 30, 2003       June 30, 2003
                                                                    ------------------       -------------
                                                                        (unaudited)           (unaudited)

     Assets
     Investment in subsidiaries...............................         $    93,871           $    87,385
     Income tax receivable....................................                   -                 3,155
                                                                       -----------           -----------

         Total assets.........................................         $    93,871           $    90,540
                                                                       ===========           ===========

     Liabilities

         Total liabilities....................................         $         -           $         -
                                                                        ----------            ----------

     Stockholder's equity
     Common Stock, $0.01 par value, 1,000 shares authorized
       1,000 shares issued and outstanding....................                   -                     -
     Additional paid-in capital...............................              93,656                93,656
     Retained earnings (accumulated deficit)..................                 215                (3,116)
                                                                       -----------           -----------

         Total stockholder's equity...........................              93,871                90,540
                                                                       -----------           -----------

         Total liabilities and stockholder's equity...........         $    93,871           $    90,540
                                                                       ===========           ===========





                             STATEMENT OF OPERATIONS


                                                                               Three months ended
                                                                    ----------------------------------------
                                                                    September 30, 2003    September 30, 2002
                                                                    ------------------    ------------------
                                                                        (unaudited)           (unaudited)

     Equity in net income of subsidiaries.....................         $     3,331           $     2,257
     Interest expense.........................................                   -                  (550)
                                                                       -----------           -----------

         Income before income taxes...........................               3,331                 1,707

     Income tax benefit.......................................                   -                  (180)
                                                                       -----------           -----------

         Net income...........................................         $     3,331           $     1,887
                                                                       ===========           ===========



                       AKI HOLDING CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

5. CONDENSED HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)


                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                                                Retained
                                                                                Additional      Earnings
                                                           Common Stock          Paid-in      (Accumulated
                                                         Shares     Amount       Capital        Deficit)         Total
                                                         ------     ------       -------        --------         -----

     Balances, June 30, 2003 (unaudited)...........      1,000    $      -     $   93,656     $    (3,116)   $    90,540

     Net income (unaudited)........................                                                 3,331          3,331
                                                         -----    --------     ----------     -----------    -----------

     Balances, September 30, 2003 (unaudited)......      1,000    $      -     $   93,656     $       215    $    93,871
                                                         =====    ========     ==========     ===========    ===========





                             STATEMENT OF CASH FLOWS


                                                                                    Three months ended
                                                                          ----------------------------------------
                                                                          September 30, 2003    September 30, 2002
                                                                          ------------------    ------------------
                                                                              (unaudited)           (unaudited)

     Cash flows from operating activities
       Net income....................................................         $     3,331           $     1,887
         Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
              Net change in investment in subsidiaries...............              (3,331)               (2,257)
              Amortization of debt discount..........................                   -                   537
              Amortization of debt issuance costs....................                   -                    13
              Deferred income taxes..................................                   -                  (180)
              Changes in operating assets and liabilities:
                  Income tax receivable..............................               3,155                     -
                                                                              -----------           -----------

               Net cash provided by (used in) operating activities...               3,155                     -
                                                                              -----------           -----------

     Cash flows from financing activities
       Repayment of long-term debt............................                          -                     -
       Capital contribution to subsidiary.....................                     (3,155)                    -
                                                                              -----------           -----------
           Net cash provided by (used in) financing activities                     (3,155)                    -
                                                                              -----------           -----------

     Net increase (decrease) in cash and cash equivalents.....                          -                     -
     Cash and cash equivalents, beginning of period...........                          -                     -
                                                                              -----------           -----------

     Cash and cash equivalents, end of period.................                $         -           $         -
                                                                              ===========           ===========



                           AKI, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (dollars in thousands, except share and per share information)


                                                                                September 30,         June 30,
                                                                                    2003                2003
                                                                                -------------      -------------
                                                                                 (unaudited)        (unaudited)

ASSETS
Current assets
Cash and cash equivalents..................................................     $       5,323      $       1,470
Accounts receivable, net...................................................            29,990             20,267
Inventory..................................................................             8,766              7,265
Income tax receivable......................................................                 -              1,011
Prepaid expenses...........................................................             1,358                671
Deferred income taxes......................................................               808                808
                                                                                -------------      -------------

   Total current assets....................................................            46,245             31,492

Property, plant and equipment, net.........................................            15,472             16,584
Goodwill ..................................................................           152,994            152,994
Other intangible assets, net...............................................            10,867             11,307
Deferred charges, net......................................................             2,868              3,032
Other assets...............................................................               134                138
                                                                                -------------      -------------

   Total assets............................................................     $     228,580      $     215,547
                                                                                =============      =============

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
Current portion of long-term debt..........................................     $       1,937      $       1,875
Accounts payable, trade....................................................             8,121              5,444
Accrued income taxes.......................................................             1,469                  -
Accrued compensation.......................................................             3,019              4,333
Accrued interest...........................................................             2,972              5,502
Accrued expenses...........................................................             3,031              3,661
                                                                                -------------      -------------

   Total current liabilities...............................................            20,549             20,815

Revolving credit line......................................................            18,037             10,000
Term loan..................................................................             5,750              6,250
Senior notes...............................................................           103,510            103,510
Promissory note to affiliate...............................................               375                  -
Deferred income taxes......................................................               968              1,142
Other non-current liabilities..............................................             1,012              1,740
                                                                                -------------      -------------

   Total liabilities.......................................................           150,201            143,457

Stockholder's equity
Common stock, $0.01 par 100,000 shares authorized;
   1,000 shares issued and outstanding.....................................                 -                  -
Additional paid-in capital.................................................            85,667             82,512
Retained earnings..........................................................             8,204              4,873
Accumulated other comprehensive income ....................................               238                435
Carryover basis adjustment.................................................           (15,730)           (15,730)
                                                                                --------------     -------------

   Total stockholder's equity..............................................            78,379             72,090
                                                                                -------------      -------------

   Total liabilities and stockholder's equity..............................     $     228,580      $     215,547
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

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)




                                                                                  Three months ended
                                                                    ---------------------------------------------
                                                                    September 30, 2003         September 30, 2002
                                                                    ------------------         ------------------
                                                                       (unaudited)                (unaudited)

Net sales.................................................             $    37,258                $    30,400
Cost of goods sold........................................                  23,535                     18,515
                                                                       -----------                 ----------

       Gross profit.......................................                  13,723                     11,885

Selling, general and administrative expenses..............                   4,685                      4,664
Amortization of other intangibles.........................                     286                        286
                                                                       -----------                 ----------

       Income from operations.............................                   8,752                      6,935

Other expenses:
   Interest expense.......................................                   3,214                      3,188
   Management fees and other, net.........................                     100                         63
                                                                       -----------                 ----------

       Income before income taxes.........................                   5,438                      3,684

Income tax expense........................................                   2,107                      1,427
                                                                       -----------                 ----------

       Net income ........................................             $     3,331                 $    2,257
                                                                       ===========                 ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                (dollars in thousands, except share information)



                                                                                           Accumulated
                                                                               Retained       Other
                                                                 Additional    Earnings   Comprehensive  Carryover
                                               Common Stock        Paid-in   (Accumulated     Income       Basis
                                             Shares   Dollars      Capital      Deficit)      (Loss)     Adjustment      Total
                                             ------   -------      -------      --------      ------     ----------      -----

Balances, June 30, 2003 (unaudited).......    1,000   $    -     $   82,512   $    4,873     $   435     $  (15,730)   $  72,090

Capital contribution from AKI Holding
    Corp..................................                            3,155                                                3,155

Net income (unaudited)....................                                         3,331                                   3,331

Other comprehensive loss, net of tax:
   Foreign currency translation
     adjustment (unaudited)...............                                                      (197)                       (197)
                                                                                                                       ---------

Comprehensive income (unaudited)..........                                                                                 3,134
                                              -----   ------     ----------   ----------     -------     ----------    ---------

Balances, September 30, 2003 (unaudited)..    1,000   $    -     $   85,667   $    8,204     $   238     $  (15,730)   $  78,379
                                              =====   ======     ==========   ==========     =======     ==========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           AKI, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)




                                                                                        Three months ended
                                                                             ----------------------------------------
                                                                             September 30, 2003    September 30, 2002
                                                                             ------------------    ------------------
                                                                                 (unaudited)           (unaudited)

Cash flows from operating activities
   Net income........................................................            $     3,331           $     2,257
   Adjustments to reconcile net income to net cash  used in
   operating activities:
     Depreciation and amortization of other intangibles..............                  1,844                 1,855
     Amortization of debt issuance cost..............................                    164                   161
     Deferred income taxes...........................................                   (174)                 (160)
     Other...........................................................                   (921)                 (336)
     Changes in operating assets and liabilities:
       Accounts receivable...........................................                 (9,723)                  235
       Inventory.....................................................                 (1,501)               (1,748)
       Prepaid expenses, deferred charges and other assets...........                   (687)                 (543)
       Accounts payable and accrued expenses.........................                 (1,799)               (5,669)
       Income taxes..................................................                  2,480                   446
                                                                                 -----------           -----------

         Net cash  used in  operating activities.....................                 (6,986)               (3,502)
                                                                                 -----------           -----------

Cash flows from  investing activities
   Purchases of equipment............................................                   (243)                 (828)
   Patents...........................................................                    (48)                  (32)
                                                                                 -----------           -----------

         Net cash used in investing activities.......................                   (291)                 (860)
                                                                                 -----------           -----------

Cash flows from  financing activities
   Net proceeds on revolving loan....................................                  8,037                 3,925
   Net repayments on term loan.......................................                   (437)                 (250)
   Net proceeds from promissory note to affiliate....................                    375                   355
   Capital contribution from parent..................................                  3,155                     -
                                                                                 -----------           -----------

         Net cash provided by financing activities...................                 11,130                 4,030
                                                                                 -----------           -----------

Net increase (decrease) in cash and cash equivalents.................                  3,853                  (332)
Cash and cash equivalents, beginning of period.......................                  1,470                 1,875
                                                                                 -----------           -----------

Cash and cash equivalents, end of period.............................            $     5,323           $     1,543
                                                                                 ===========           ===========


Supplemental information
   Net cash paid (received) during the period for:
     Interest..........................................................          $     5,540           $     5,706
     Income taxes......................................................               (3,171)                1,179




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

          AKI is engaged in multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and creative services. Products are produced and distributed from Chattanooga, Tennessee and Baltimore, Maryland facilities and distributed in Europe through its French subsidiary, Arcade Europe S.A.R.L.

     Recently Issued Accounting Standards

          FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

     Interim financial statements

          The interim consolidated condensed balance sheet at September 30, 2003 and the interim consolidated condensed statements of operations for the three months ended September 30, 2003 and 2002, the interim consolidated condensed statements of cash flows for the three months ended September 30, 2003 and 2002 and the interim consolidated condensed statement of changes in stockholder's equity for the three months ended September 30, 2003 are unaudited, and certain information and footnote disclosure related thereto, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted. The June 30, 2003 consolidated condensed balance sheet was derived from the audited balance sheet for the year then ended. In management's opinion, the unaudited interim consolidated condensed financial statements were prepared following the same policies and procedures used in the preparation of the audited financial statements and all adjustments, consisting only of normal recurring adjustments to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated condensed financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. The interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended June 30, 2003 as filed on Form 10-K.

                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

1.   BASIS OF PRESENTATION (continued)

     Stock Based Compensation

          The Company has elected to account for its stock based compensation with employees under the intrinsic value method of APB 25 as permitted under SFAS 123. Under the intrinsic value method, because the stock price of the Company's employee stock options equaled the fair value of the underlying stock on the date of grant, no compensation expense was recognized. If the Company had elected to recognize compensation expense based on the fair value of the options at grant date as prescribed by SFAS 123, the net income would have been as follows:

                                                       Three months ended
                                                          September 30,
                                                          -------------
                                                       2003            2002
                                                       ----            ----

      Net income, as reported................       $   3,331       $   2,257

      Deduct:  Total stock-based employee
      compensation expense determined
      under fair value based method for all
      awards, net of related tax effects.....               8               9
                                                    ---------       ---------

      Pro forma net income...................       $   3,323       $   2,248
                                                    =========       =========


2.   INVENTORY

         The following table details the components of inventory:

                                             September 30, 2003   June 30, 2003
                                             ------------------   -------------
                                                (unaudited)        (unaudited)
         Raw materials
             Paper...........................   $     1,926        $     1,740
             Other raw materials.............         2,961              2,353
                                                -----------        -----------
                 Total raw materials.........         4,887              4,093
         Work in process.....................         4,586              3,857
         Reserve for obsolescence............          (707)              (685)
                                                -----------        -----------

         Total inventory.....................   $     8,766        $     7,265
                                                ===========        ===========

                           AKI, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (dollars in thousands, except share and per share information)

3.   COMPREHENSIVE INCOME

          Comprehensive income consists of net income, plus certain changes in assets and liabilities that are not included in net income but are instead reported within a separate component of shareholders' equity under generally accepted accounting principles. The Company's comprehensive income was as follows:

                                                          Three months ended
                                                             September 30,
                                                             -------------
                                                          2003          2002
                                                          ----          ----

      Net income.................................     $   3,331     $   2,257

      Other comprehensive income (loss), net
      of tax:
        Foreign currency translation
        adjustments..............................          (197)          373
                                                      ---------     ---------

      Comprehensive income.......................     $   3,134     $   2,630
                                                      =========     =========

4.   CONTINGENCIES

          The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License
     agreement,  as  amended  (the  "License  Agreement").   Under  the  License
     Agreement, the Company licenses certain intellectual property related to one of the Company's products for which the Company is obligated to pay the Licensor a royalty based on sales of the product and a minimum annual royalty. The Licensor alleges the Company committed a number of breaches, including a breach of the License Agreement and a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts under the terms of the License Agreement and all amounts due it under the Company's unjust enrichment of the Licensor's intellectual property rights.

          The Company believes that it has valid defenses to the Licensor's claims, that it did not breach any provision of the License Agreement, and that the License Agreement is valid and enforceable. The Company believes that Licensor 's claims are without merit, and intends to vigorously defend against its claims.

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

General

     Our sales are derived primarily through our multi-sensory, interactive marketing activities primarily from the sale of printed advertising materials with sampling systems and other sampling products to fragrance, cosmetics and consumer products companies, and also from creative services. Substantially all of our sales are made directly to our customers while a small portion are made through advertising agencies. Each of our customer's marketing programs is unique and pricing is negotiated based on estimated costs plus a margin. While our company and its customers generally do not enter into long-term contracts, we have long-standing relationships with the majority of our customer base.

Results of Operations

         Three Months Ended September 30, 2003 Compared to Three Months
                            Ended September 30, 2002

     Net Sales. Net sales for the three months ended September 30, 2003 increased $6.9 million, or 22.7%, to $37.3 million, as compared to $30.4 million for the three months ended September 30, 2002. The increase in net sales was primarily attributable to increased sales of sampling technologies for advertising and marketing of domestic cosmetic and consumer products.

     Gross Profit. Gross profit for the three months ended September 30, 2003 increased $1.8 million, or 15.1%, to $13.7 million, as compared to $11.9 million for three months ended September 30, 2002. Gross profit as a percentage of net sales decreased to 36.7% in the three months ended September 30, 2003, from 39.1% in the three months ended September 30, 2002. The increase in gross profit is primarily due to the increase in sales volume. The decrease in gross profit as a percentage of net sales is due to changes in product and format mix and reduction in prices of certain fragrance sampling products in response to competitive pressures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 2003 was $4.7 million consistent with the $4.7 million for the three months ended September 30, 2002. Selling, general and administrative expenses as a percent of net sales decreased to 12.6% in the three months ended September 30, 2003, from 15.5% in the three months ended September 30, 2002 primarily because these costs are largely fixed.

     Income from Operations. Income from operations for the three months ended September 30, 2003 increased $1.9 million, or 27.5%, to $8.8 million, as compared to $6.9 million for the three months ended September 30, 2002. Income from operations as a percentage of net sales increased to 23.6% in the three months ended September 30, 2003, from 22.7% in the three months ended September 30, 2002. The increase in income from operations and income from operations as a percentage of net sales is principally the result of the factors described above.

     Interest Expense. Interest expense (which includes the amortization of deferred financing costs) for the three months ended September 30, 2003 decreased $0.5 million, or 13.5%, to $3.2 million, as compared to $3.7 million for the three months ended September 30, 2002. The decrease in interest expense is primarily due to a decrease in interest expense related to retired Senior Discount Debentures, the remaining outstanding of which were repurchased in the quarter ending June 30, 2003. Interest expense as a percentage of net sales decreased to 8.6% in the three months ended September 30, 2003, from 12.2% in the three months ended September 30, 2002.

     Interest expense for AKI for the three months ended September 30, 2003 was $3.2 million consistent with the $3.2 million for the three months ended September 30, 2002. Interest expense as a percentage of net sales decreased to 8.6% in the three months ended September 30, 2003, from 10.5% in the three months ended September 30, 2002.

     Income Tax Expense. Income tax expense for the three months ended September 30, 2003 increased $0.9 million to $2.1 million. The Company's effective tax rate was 39% in the three months ended September 30, 2003 and 2002.

     Income tax expense for AKI for the three months ended September 30, 2003 increased $0.7 million to $2.1 million. AKI's effective tax rate was 39% in the three months ended September 30, 2003 and 2002.


Liquidity and Capital Resources

     We have substantial indebtedness and significant debt service obligations. As of September 30, 2003, we had consolidated indebtedness in an aggregate amount of $129.6 million (excluding trade payables, accrued liabilities, deferred taxes and other non-current liabilities), of which approximately $129.6 million was a direct obligation of AKI relating to its notes, term loan, revolving loan and promissory note to affiliate. Borrowings at September 30, 2003 included $18.0 million under the revolving loan and $7.7 million under the term loan and $0.4 million on the promissory note to affiliate. At September 30, 2003 we had $1.7 million available under the revolving loan. At September 30, 2003, we also had $20.6 million in additional outstanding liabilities (including trade payables, accrued liabilities, deferred taxes and other non-current liabilities).

     AKI's principal liquidity requirements are for debt service requirements and fees under the notes, term loan and revolving loan. Historically, we have funded our capital, debt service and operating requirements with a combination of net cash provided by operating activities, together with borrowings under the revolving loan and promissory note to affiliate. During the three months ended September 30, 2003, cash totaling $7.0 million was used by operating activities primarily due to the increase in accounts receivable and inventory and the decrease in accrued expenses, partially offset by net income before depreciation and amortization and the increase in accounts payable and income taxes payable. During the three months ended September 30, 2002, cash totaling $3.5 million was used by operating activities primarily due to the increase in inventory and a decrease in accrued interest, accrued compensation and accounts payable, offset partially by an increase in accrued expenses.

     We define Adjusted EBITDA (also referred to as EBITDA in our credit agreement) as net income or loss plus income taxes; interest expense; loss from early retirement of debt, depreciation, amortization and impairment loss of goodwill and amortization of other intangibles less gain from early retirement of debt. Adjusted EBITDA is not a measure of financial or operating performance, cash flow or liquidity under generally accepted accounting principles, and should not be used by itself or in the place of net income, cash flows from operating activities or other income or cash flow statement data prepared in accordance with generally accepted accounting principles as a financial or liquidity measure.

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

     The calculation of Adjusted EBITDA for Holding is as follows (dollars in millions):

                                                        Three months ended
                                                           September 30,
                                                           -------------
                                                       2003            2002
                                                       ----            ----

      Net income ............................       $     3.3       $     1.9

      Income tax expense.....................             2.1             1.2
      Interest expense.......................             3.2             3.7
      Depreciation and amortization of
        other intangibles....................             1.8             1.9
                                                    ---------       ---------

      Adjusted EBITDA........................       $    10.4       $     8.7
                                                    =========       =========


         The calculation of Adjusted EBITDA for AKI is as follows (dollars in millions):

                                                        Three months ended
                                                           September 30,
                                                           -------------
                                                       2003            2002
                                                       ----            ----

      Net income...............................     $     3.3       $     2.2

      Income tax expense.......................           2.1             1.4
      Interest expense.........................           3.2             3.2
      Depreciation and amortization of
        other intangibles......................           1.8             1.9
                                                    ----------      ---------

      Adjusted EBITDA..........................     $     10.4      $     8.7
                                                    ==========      =========


     In the three months ended September 30, 2003 and 2002, we had capital expenditures of approximatelyz $0.2 million and $0.8 million, respectively. These capital expenditures consisted primarily of the purchase of manufacturing equipment and upgrading our computer systems.

     We may from time to time evaluate potential acquisitions. There can be no assurance that additional capital sources will be available to us to fund additional acquisitions on terms that we find acceptable, or at all. Additional capital resources, if available, may be on terms generally less favorable and/or more restricted than the terms of our current credit facilities.

     Capital expenditures for the twelve months ending June 30, 2004 are currently estimated to be between $3.0 million and $4.0 million. Based on borrowings outstanding as of September 30, 2003, we expect total cash payments for debt service for the twelve months ending June 30, 2004 to be approximately $14.1 million, consisting of $1.9 million in principal payments under the term loan, $10.9 million in interest payments on the Notes and $1.3 million in interest and fees under the credit agreement. We also expect to make royalty payments of approximately $1.2 million during the twelve months ending June 30, 2004.

     At September 30, 2003, AKI's cash and cash equivalents and net working capital were $5.3 million and $25.7 million, respectively, representing an increase in cash and cash equivalents of $3.8 million and an increase in net working capital of $15.0 million from June 30, 2003. The increase in working capital is primarily due to the increase in cash and cash equivalents, accounts receivable and inventory.

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

Contingencies

     The Beautiful Bouquet Company, Ltd. (the "Licensor") filed suit against the Company alleging breaches of a Patent and Know-How License agreement, as amended (the "License Agreement"). Under the License Agreement, the Company licenses certain intellectual property related to one of the Company's products for which the Company is obligated to pay the Licensor a royalty based on sales of the product and a minimum annual royalty. The Licensor alleges the Company committed a number of breaches, including a breach of the License Agreement and a breach of fiduciary duty owed to the Licensor, and is seeking to recover unspecified amounts under the terms of the License Agreement and all amounts due it under the Company's unjust enrichment of the Licensor's intellectual property rights.

     The Company believes that it has valid defenses to the Licensor's claims, that it did not breach any provision of the License Agreement, and that the License Agreement is valid and enforceable. The Company believes that Licensor 's claims are without merit, and intends to vigorously defend against its claims. However, if Licensor were to prevail in this lawsuit, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

Recently Issued Accounting Standards

     FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") was issued in January 2003. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to February 1, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period ending after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee companies are VIEs. The Company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The Company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003.

Forward-Looking Statements

     The information provided in this document contains forward-looking statements that involve a number of risks and uncertainties. A number of factors could cause actual results, performance or achievements of our company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to: (1) economic conditions in general and in our specific market areas; (2) the significant indebtedness of our company;
(3) changes in operating strategy or development plans; (4) the competitive environment in the sampling industry in general and in our specific market areas; (5) changes in prevailing interest rates; (6) changes in or failure to comply with postal regulations or other federal, state and/or local government regulations; (7) changes in cost of goods and services; (8) changes in our capital expenditure plans; (9) the ability to attract and retain qualified personnel; (10)
inflation; (11) liability and other claims asserted against us; (12) labor disturbances and other factors. We also advise you to read the section entitled "Risk Factors" in the Company's annual report on Form 10K filed with the SEC on September 26, 2003.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We generate approximately 24% of our sales from customers outside the United States, principally in Europe. International sales are made mostly from our foreign subsidiary located in France and are primarily denominated in the local currency. Our foreign subsidiary also incurs the majority of its expenses in the local currency and uses the local currency as its functional currency.

     Our major principal cash balances are held in U.S. dollars. Cash balances in foreign currencies are held to minimum balances for working capital purposes and therefore have a minimum risk to currency fluctuations.

     We periodically enter into forward foreign currency exchange contracts to hedge certain exposures related to selected transactions that are relatively certain as to both timing and amount and to hedge a portion of the production costs expected to be denominated in foreign currencies. The purpose of entering into these hedge transactions is to minimize the impact of foreign currency fluctuations on the results of operations and cash flows. Gains and losses on the hedging activities are recognized concurrently with the gains and losses from the underlying transactions. At September 30, 2003, there were no forward exchange contracts outstanding.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded as of the end of the period covered by this report that the Company's disclosure controls and procedures are effective.

     (b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On October 31, 2003, The Beautiful Bouquet Company, Ltd. ("BBCo") filed suit in the circuit court of Hamilton County, Tennessee against the Company alleging breaches of a Patent and Know-How License agreement, as amended (the "License Agreement"). Under the License Agreement, the Company licenses certain intellectual property related to the Company's DiscCover(R) product for which the Company is obligated to pay BBCo a royalty based on sales of the DiscCover(R) product and a minimum annual royalty.

     BBCo alleges in its complaint that during negotiations in 1997 of an Amendment to the License Agreement (the "1997 Amendment") the Company committed a number of breaches, including a breach of the License Agreement, a breach of fiduciary duty owed to BBCo, unjust enrichment and breach of the Amendment to the License Agreement. BBCo seeks to recover unspecified amounts under the terms of the original License Agreement and all amounts due it under the Company's unjust enrichment of BBCo's intellectual property rights. In addition, BBCo seeks to void and/or rescind the 1997 Amendment and restore the License Agreement to its original term, including its expiration on October 21, 2003 unless the required provisions are met.

     The Company believes that it has valid defenses to BBCo's claims, that it did not breach any provision of the License Agreement, and that the License Agreement is valid and enforceable. The Company believes that BBCo's claims are without merit, and intends to vigorously defend against its claims. However, if BBCo were to prevail in this lawsuit, the Company's financial condition, results of operations and cash flows could be materially adversely affected.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 9, 2003, by unanimous written consent, each of Holding and AKI held its respective annual meeting of stockholders to vote upon the election of directors. The stockholder in each case voted to elect William Fox, David Wittels, High Kirkpatrick, Douglas Fox and David Durkin to serve as directors of each of Holding and AKI until the next annual meeting or until their successors are elected and duly qualified.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

          31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.4 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

          32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

    (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AKI HOLDING CORP.

Date:  November 5, 2003               By: /s/ Kenneth A. Budde
                                          -----------------------------------
                                          Kenneth A. Budde
                                          Senior Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)



                                      AKI, INC.

Date:  November 5, 2003               By: /s/ Kenneth A. Budde
                                          -----------------------------------
                                          Kenneth A. Budde
                                          Senior Vice President &
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)